Form 10-Q
period 2002-09-30
CENTEX DEVELOPMENT CO LP; 3333 HOLDING CORP; CENTEX CORP
filed 2002-11-12
CIK 818764, 818762, 18532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

JOINT QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended

September 30, 2002

Commission File No. 1-6776

Centex Corporation

A Nevada Corporation

IRS Employer Identification No. 75-0778259
2728 N. Harwood
Dallas, Texas 75201
(214) 981-5000

Commission File Nos. 1-9624 and 1-9625, respectively

3333 Holding Corporation
A Nevada Corporation
Centex Development Company, L.P.
A Delaware Limited Partnership

IRS Employer Identification Nos. 75-2178860 and 75-2168471, respectively
2728 N. Harwood
Dallas, Texas 75201
(214) 981-6770

The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

Indicate the number of shares of each of the registrants’ classes of common stock (or other similar equity securities) outstanding as of the close of business on October 31, 2002:

Centex Corporation	Common Stock	61,617,803 shares
3333 Holding Corporation	Common Stock	1,000 shares
Centex Development Company, L.P.	Class A Units of Limited Partnership Interest	32,260 units
Centex Development Company, L.P.	Class C Units of Limited Partnership Interest	208,330 units

Centex Corporation and Subsidiaries
3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

Form 10-Q Table of Contents

September 30, 2002

Centex Corporation and Subsidiaries

i

3333 Holding Corporation and Subsidiary
Centex Development Company, L.P. and Subsidiaries

ii

Part I. Financial Information

Item 1. Financial Statements

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,

	2002	2001

Revenues
Home Building	$1,281,515	$1,170,721
Financial Services	204,819	165,973
Construction Products	135,993	129,545
Construction Services	391,740	336,796
Investment Real Estate	7,356	23,225
Other	62,346	57,373

	2,083,769	1,883,633

Costs and Expenses
Home Building	1,144,469	1,047,743
Financial Services	168,244	136,712
Construction Products	109,250	107,014
Construction Services	382,539	329,475
Investment Real Estate	1,420	7,091
Other	62,593	54,725
Corporate General and Administrative	14,447	12,980
Interest Expense	27,009	29,342
Minority Interest	8,501	6,237

	1,918,472	1,731,319

Earnings Before Income Taxes	165,297	152,314
Income Taxes	49,688	58,925

Net Earnings	$115,609	$93,389

Earnings Per Share
Basic	$1.90	$1.54

Diluted	$1.83	$1.50

Average Shares Outstanding
Basic	60,875,672	60,568,258
Dilutive Securities:
Options	1,619,150	1,314,175
Convertible Debenture and Restricted Stock	541,468	407,469

Diluted	63,036,290	62,289,902

Cash Dividends Per Share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share data)
(unaudited)

	For the Six Months Ended September 30,

	2002	2001

Revenues
Home Building	$2,387,233	$2,209,882
Financial Services	385,359	328,566
Construction Products	264,768	246,968
Construction Services	752,461	650,429
Investment Real Estate	13,301	47,323
Other	124,502	109,610

	3,927,624	3,592,778

Costs and Expenses
Home Building	2,141,563	1,988,784
Financial Services	324,478	274,135
Construction Products	210,293	211,495
Construction Services	735,180	635,650
Investment Real Estate	3,968	15,934
Other	126,174	106,600
Corporate General and Administrative	27,081	24,226
Interest Expense	50,735	56,584
Minority Interest	17,383	9,070

	3,636,855	3,322,478

Earnings Before Income Taxes	290,769	270,300
Income Taxes	87,405	101,695

Net Earnings	$203,364	$168,605

Earnings Per Share
Basic	$3.33	$2.79

Diluted	$3.21	$2.72

Average Shares Outstanding
Basic	61,021,424	60,372,690
Dilutive Securities:
Options	1,808,690	1,323,223
Convertible Debenture and Restricted Stock	539,670	404,786

Diluted	63,369,784	62,100,699

Cash Dividends Per Share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

	Centex Corporation and Subsidiaries

	September 30, 2002*	March 31, 2002

Assets
Cash and Cash Equivalents	$63,230	$219,716
Restricted Cash	127,270	106,270
Receivables -
Residential Mortgage Loans Held for Investment	3,797,376	3,254,017
Residential Mortgage Loans Held for Sale	201,595	241,793
Construction Contracts	258,840	221,705
Trade, including Notes of $41,592 and $30,908	406,173	345,311
Inventories -
Housing Projects	3,080,196	2,513,168
Land Held for Development and Sale	101,296	85,997
Construction Products	53,363	54,220
Other	68,963	51,059
Investments -
Centex Development Company, L.P.	292,011	269,178
Joint Ventures and Other	124,635	94,609
Unconsolidated Subsidiaries	—	—
Property and Equipment, net	723,794	720,285
Other Assets -
Deferred Income Taxes	49,150	76,167
Goodwill	334,365	349,712
Mortgage Securitization Residual Interest	116,361	125,272
Deferred Charges and Other, net	253,877	256,976

	$10,052,495	$8,985,455

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,462,188	$1,438,613
Debt -
Non-Financial Services	2,077,800	1,791,752
Financial Services	4,045,708	3,485,027
Payables to Affiliates	—	—
Minority Stockholders’ Interest	162,299	153,290
Stockholders’ Equity -
Preferred Stock, Authorized 5,000,000 Shares, None Issued	—	—
Common Stock, $.25 Par Value; Authorized 100,000,000 Shares; Outstanding 60,752,888 and 61,171,149 Shares	15,404	15,348
Capital in Excess of Par Value	86,854	72,446
Unamortized Value of Restricted Stock	(2,914)	(2,408)
Retained Earnings	2,249,379	2,050,902
Treasury Stock, at cost; 861,615 and 221,854 Shares	(35,495)	(6,559)
Accumulated Other Comprehensive Loss	(8,728)	(12,956)

Total Stockholders’ Equity	2,304,500	2,116,773

	$10,052,495	$8,985,455

See Notes to Consolidated Financial Statements.
*Unaudited

Centex Corporation and Subsidiaries
Consolidated Balance Sheets with Consolidating Details
(Dollars in thousands)

Centex Corporation **		Financial Services

September 30, 2002*	March 31, 2002	September 30, 2002*	March 31, 2002

$40,401	$192,591	$22,829	$27,125
5,640	4,760	121,630	101,510

—	—	3,797,376	3,254,017
—	—	201,595	241,793
258,840	221,705	—	—
220,295	197,613	185,878	147,698

3,080,196	2,513,168	—	—
101,296	85,997	—	—
53,363	54,220	—	—
22,354	22,186	46,609	28,873

292,011	269,178	—	—
124,635	94,609	—	—
454,923	498,117	—	—
682,011	672,165	41,783	48,120

(45,878)	(3,456)	95,028	79,623
317,550	332,897	16,815	16,815
—	—	116,361	125,272
171,646	179,810	82,231	77,166

$5,779,283	$5,335,560	$4,728,135	$4,148,012

$1,236,471	$1,275,720	$225,717	$162,893

2,077,800	1,791,752	—	—
—	—	4,045,708	3,485,027
—	—	112,582	187,764
160,512	151,315	1,787	1,975

—	—	—	—

15,404	15,348	1	1
86,854	72,446	202,671	202,671
(2,914)	(2,408)	—	—
2,249,379	2,050,902	158,876	116,748
(35,495)	(6,559)	—	—
(8,728)	(12,956)	(19,207)	(9,067)

2,304,500	2,116,773	342,341	310,353

$5,779,283	$5,335,560	$4,728,135	$4,148,012

**	In the supplemental data presented above, “Centex Corporation” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries balance sheets.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

	Centex Corporation and Subsidiaries

	For the Six Months Ended September 30,

	2002	2001

Cash Flows — Operating Activities
Net Earnings	$203,364	$168,605
Adjustments
Depreciation, Depletion and Amortization	48,023	43,884
Provision for Losses on Residential Mortgage Loans Held for Investment	13,556	5,791
Deferred Income Tax Provision (Benefit)	29,118	7,016
Equity in Earnings of Centex Development Company, L.P. and Joint Ventures	(3,202)	(5,596)
Minority Interest, Net of Taxes	11,562	6,033
(Increase) Decrease in Restricted Cash	(21,000)	(7,977)
Increase in Receivables	(91,749)	(29,317)
Decrease (Increase) in Residential Mortgage Loans Held for Sale	40,198	(56,544)
Increase in Housing Projects and Land Held for Development and Sale Inventories	(582,599)	(358,678)
(Increase) Decrease in Construction Products and Other Inventories	(11,422)	3,806
Increase (Decrease) in Accounts Payable and Accrued Liabilities	6,029	66,566
Decrease (Increase) in Other Assets, net	15,361	(65,525)
Increase (Decrease) in Payables to Affiliates	—	—
Other, net	(1,057)	1,064

	(343,818)	(220,872)

Cash Flows — Investing Activities
Increase in Residential Mortgage Loans Held for Investment	(558,411)	(806,066)
Increase in Investment and Advances to Centex Development Company, L.P. and Joint Ventures	(32,588)	(68,126)
Purchases of Property and Equipment, net	(48,039)	(46,000)

	(639,038)	(920,192)

Cash Flows — Financing Activities
Increase in Short-Term Debt, net	532,896	976,713
Non-Financial Services
Issuance of Long-Term Debt	255,638	438,374
Repayment of Long-Term Debt	(107,582)	(560,661)
Financial Services
Issuance of Long-Term Debt	620,723	480,000
Repayment of Long-Term Debt	(454,946)	(199,047)
Proceeds from Stock Option Exercises and Other	13,464	21,429
Purchase of Treasury Stock	(28,936)	(6,611)
Dividends Paid	(4,887)	(4,847)
Dividends Received from (Paid to) Affiliate	—	—

	826,370	1,145,350

Net (Decrease) Increase in Cash and Cash Equivalents	(156,486)	4,286
Cash and Cash Equivalents at Beginning of Period	219,716	57,752

Cash and Cash Equivalents at End of Period	$63,230	$62,038

See Notes to Consolidated Financial Statements.

Centex Corporation and Subsidiaries
Statements of Consolidated Cash Flows with Consolidating Details
(Dollars in thousands)
(unaudited)

Centex Corporation **		Financial Services

For the Six Months Ended September 30,		For the Six Months Ended September 30,

2002	2001	2002	2001

$136,236	$134,753	$67,128	$33,852

39,653	36,728	8,370	7,156

—	—	13,556	5,791
39,081	10,752	(9,963)	(3,736)

(3,202)	(5,596)	—	—
11,562	6,033	—	—
(880)	888	(20,120)	(8,865)
(53,569)	(3,943)	(38,180)	(25,374)

—	—	40,198	(56,544)

(582,599)	(358,678)	—	—

6,314	8,255	(17,736)	(4,449)

(46,655)	32,651	52,684	33,915
18,061	(59,578)	(2,700)	(5,947)
69,067	48,307	(69,067)	(48,307)
(2,365)	456	1,308	608

(369,296)	(148,972)	25,478	(71,900)

—	—	(558,411)	(806,066)

(32,588)	(68,126)	—	—
(40,995)	(42,835)	(7,044)	(3,165)

(73,583)	(110,961)	(565,455)	(809,231)

137,992	369,536	394,904	607,177

255,638	438,374	—	—
(107,582)	(560,661)	—	—

—	—	620,723	480,000
—	—	(454,946)	(199,047)
13,464	20,076	—	1,353
(28,936)	(6,611)	—	—
(4,887)	(4,847)	—	—
25,000	8,000	(25,000)	(8,000)

290,689	263,867	535,681	881,483

(152,190)	3,934	(4,296)	352
192,591	45,987	27,125	11,765

$40,401	$49,921	$22,829	$12,117

**	In the supplemental data presented above, “Centex Corporation” represents the consolidation of all subsidiaries other than those included in Financial Services. Transactions between Centex Corporation and Financial Services have been eliminated from the Centex Corporation and Subsidiaries statements of cash flows.

Centex Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Dollars and shares in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The consolidated interim financial statements include the accounts of Centex Corporation and subsidiaries (“Centex” or the “Company”) after elimination of all significant intercompany balances and transactions. The statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.

(B) STATEMENTS OF CONSOLIDATED CASH FLOWS — SUPPLEMENTAL DISCLOSURES

     Interest expense relating to the Financial Services segment is included in its costs and expenses. Interest expense related to segments other than Financial Services is included as a separate line item on the Statements of Consolidated Earnings.

	For the Three Months
	Ended September 30,

	2002	2001

Total Interest Incurred	$80,696	$73,657
Interest Capitalized	(18,447)	(13,351)
Capitalized Interest Relieved to Expense	10,447	8,896
Less — Financial Services	(45,687)	(39,860)

Interest Expense, net	$27,009	$29,342

	For the Six Months
	Ended September 30,

	2002	2001

Total Interest Incurred	$159,262	$140,824
Interest Capitalized	(36,998)	(23,798)
Capitalized Interest Relieved to Expense	18,805	15,351
Less — Financial Services	(90,334)	(75,793)

Interest Expense, net	$50,735	$56,584

     Cash payments made for interest, excluding Financial Services, were $43.0 million and $34.3 million for the three months ended September 30, 2002 and 2001, respectively. Cash payments made for interest, excluding Financial Services, were $66.0 million and $62.5 million for the six months ended September 30, 2002 and 2001, respectively. Net payments made for federal, state and foreign income taxes during the three months ended September 30, 2002 and 2001 were $45.2 million and $45.9 million, respectively. Net payments made for federal, state and foreign income taxes during the six months ended September 30, 2002 and 2001 were $82.3 million and $55.9 million, respectively.

(C) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

				Unamortized			Accumulated
	Common Stock		Capital in	Value of		Treasury	Other
			Excess of	Restricted	Retained	Stock at	Comprehensive
	Shares	Amount	Par Value	Stock	Earnings	Cost	(Loss) Income	Total

Balance, March 31, 2002	61,171	$15,348	$72,446	$(2,408)	$2,050,902	$(6,559)	$(12,956)	$2,116,773
Issuance of Restricted Stock	20	5	995	(1,000)	—	—	—	—
Amortization of Restricted Stock	—	—	—	494	—	—	—	494
Exercise of Stock Options	202	51	7,889	—	—	—	—	7,940
Cash Dividends	—	—	—	—	(4,887)	—	—	(4,887)
Purchase of Common Stock for Treasury	(640)	—	—	—	—	(28,936)	—	(28,936)
Net Earnings	—	—	—	—	203,364	—	—	203,364
Unrealized Loss on Hedging Instruments	—	—	—	—	—	—	(11,942)	(11,942)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	17,608	17,608
Other	—	—	5,524	—	—	—	(1,438)	4,086

Balance, September 30, 2002	60,753	$15,404	$86,854	$(2,914)	$2,249,379	$(35,495)	$(8,728)	$2,304,500

(D) RESIDENTIAL MORTGAGE LOANS HELD FOR INVESTMENT

     Residential mortgage loans held for investment consisted of the following:

	September 30, 2002	March 31, 2002

Residential Mortgage Loans Held for Investment	$3,818,519	$3,268,123
Allowance for Losses on Residential Mortgage Loans Held for Investment	(21,143)	(14,106)

Residential Mortgage Loans Held for Investment, net of Allowance for Losses	$3,797,376	$3,254,017

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows:

	For the Three Months Ended
	September 30,

	2002	2001

Balance at Beginning of Period	$17,320	$4,036
Provision for Losses	7,670	3,143
Recoveries on Loans Charged Off	33	6
Losses Sustained	(3,880)	(871)

Balance at End of Period	$21,143	$6,314

	For the Six Months Ended
	September 30,

	2002	2001

Balance at Beginning of Period	$14,106	$2,814
Provision for Losses	13,556	5,791
Recoveries on Loans Charged Off	51	6
Losses Sustained	(6,570)	(2,297)

Balance at End of Period	$21,143	$6,314

(E) GOODWILL

     A summary of changes in goodwill by segment for the six months ended September 30, 2002 is presented below:

	Home	Financial	Construction	Construction
	Building	Services	Products	Services	Other	Total

Balance as of March 31, 2002	$84,151	$16,815	$41,088	$1,007	$206,651	$349,712
Goodwill Acquired	—	—	—	—	3,584	3,584
Sale of Chemical Lawn Care Operations	—	—	—	—	(17,393)	(17,393)
Other	—	—	(891)	—	(647)	(1,538)

Balance as of September 30, 2002	$84,151	$16,815	$40,197	$1,007	$192,195	$334,365

     Goodwill for the Other segment at September 30, 2002 includes $69.0 million related to the Company’s manufactured housing operations, $71.6 million related to the Company’s home services operations and $51.6 million related to the Company’s investment in Construction Products.

(F) INDEBTEDNESS

Short-term Debt

     Balances of short-term debt were:

	September 30, 2002					March 31, 2002

	Centex			Financial		Centex			Financial
	Corporation			Services		Corporation			Services

Banks	$29,982	*		$106,271		$18,630	*		$92,109
Commercial Paper	120,000			—		—			—
Secured Liquidity Notes	—			550,241	**	—			102,583	**
Other Financial Institutions	6,640			53,017		—			119,933

	$156,622			$709,529		$18,630			$314,625

Consolidated Short-term Debt			$866,151					$333,255

* Debt relates entirely to Construction Products.
** Debt relates entirely to Harwood Street Funding II, L.L.C.

     The Company borrows on a short-term basis from banks under uncommitted lines that bear interest at prevailing market rates. The weighted-average interest rates of balances at September 30, 2002 and March 31, 2002 were 2.1% and 2.4%, respectively.

Long-term Debt

     Balances of long-term debt were:

	September 30,	March 31,
	2002	2002

Non-Financial Services:
Medium-Term Note Programs, 2.44% to 7.95%, due through 2007	$383,000	$418,000
Long-Term Notes, 5.80% to 9.75%, due through 2012	1,188,007	962,892
Other Indebtedness, 1.80% to 10.00%, due through 2027	150,639	192,753
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,870	99,845
Subordinated Debentures, 8.75%, due in 2007	99,662	99,632

	1,921,178	1,773,122

Financial Services:
Home Equity Loans Asset-Backed Certificates, 2.91% to 8.48%, due through 2032	3,286,179	3,120,402
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2007	50,000	50,000

	3,336,179	3,170,402

Total	$5,257,357	$4,943,524

     Maturities of Non-Financial Services and Financial Services long-term debt during the next five years ending March 31 are:

	Non-Financial	Financial
	Services	Services	Total

2003	$138,452	$455,780	$594,232
2004	129,783	768,152	897,935
2005	33,629	575,615	609,244
2006	325,392	410,725	736,117
2007	290,575	529,903	820,478
Thereafter	1,003,347	596,004	1,599,351

	$1,921,178	$3,336,179	$5,257,357

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $3.3 billion at September 30, 2002. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal.

     Included in other indebtedness is a $2.1 million convertible subordinated debenture sold at par in 1985 to a corporate officer. The indebtedness, which matures in 2010, bears interest at LIBOR plus 1.5% and is convertible into 400,000 shares of the Company’s common stock. In connection with this transaction, the Company has guaranteed the payment of a $2.1 million note payable to a bank by the officer.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2002, we were in compliance with all of these covenants.

Credit Facilities

     The Company’s existing credit facilities and available capacity as of September 30, 2002 are summarized below:

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000
Construction Products
Senior Revolving Credit Facility	175,000	66,400	(2)
Annually Renewable Commercial Paper Conduit	50,000	20,000	(2)

	985,000	846,400

Financial Services
Unsecured Credit Facilities	125,000	110,000	(3)
Secured Credit Facilities	395,000	250,712	(4)
Harwood Street Funding II, L.L.C. Facility	1,000,000	399,759

	1,520,000	760,471

	$2,505,000	$1,606,871	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of September 30, 2002, there were no borrowings under this backup facility, and the Company’s $600 million commercial paper program had $120 million outstanding. There have been no borrowings under this facility since inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2003.

(3)	Centex Corporation, CTX Mortgage Company, L.L.C. (“CTX Mortgage”) and Centex Home Equity Company L.L.C. (“Home Equity”), on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $250 million of uncommitted secured credit facilities to finance mortgage inventory. As of October 25, 2002, these facilities became committed. CTX Mortgage also maintains $145 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I.

(5)	The amount of available capacity includes $335 million of uncommitted borrowings as of September 30, 2002. Although the Company believes that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to the Company or its subsidiaries if and when requested to do so.

     Home Equity finances its inventory of mortgage loans held for investment through Harwood Street Funding II, L.L.C. (“HSF-II”), a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.0 billion. HSF-II obtains funds through the sale of five year subordinated notes that are rated BBB by Standard & Poor’s (“S&P”), Baa2 by Moody’s Investors Service (“Moody’s”), and BBB by Fitch Ratings (“Fitch”) and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

Harwood Street Funding I, L.L.C.

     CTX Mortgage finances its inventory of mortgage loans held for sale principally through sales of Jumbo “A” and conforming loans to Harwood Street Funding I, L.L.C. (“HSF-I”), an unaffiliated entity established in 1999 that is not consolidated with Financial Services or Centex. These mortgage loans are sold pursuant to a mortgage loan purchase agreement that expires in November 2004, subject to certain renewal options (the “HSF-I Purchase Agreement”). Since 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in November 2004, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing eligible mortgage loans originated by it and to improve its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.0 billion.

     HSF-I’s commitment to purchase eligible mortgage loans is subject to termination upon the occurrence of certain events of default and other termination events described in the HSF-I Purchase Agreement, including a downgrade in Centex’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it might need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interest of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance and payment of obligations of CTX Mortgage, in its capacity as servicer, are guaranteed by Centex. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank (the “Harwood Swap”) under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks and non-credit related market risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, Centex has entered into a separate swap arrangement with the bank pursuant to which Centex has agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to Centex all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, Centex effectively bears all interest rate risks and non-credit related market risks that are the subject of the Harwood Swap. Centex is also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of September 30, 2002, HSF-I owned $1.8 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $1.7 billion of outstanding securitized term debt and $93 million of outstanding subordinated certificates. Centex does not guarantee the payment of any debt or subordinated certificates of HSF-I and is not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, Centex retains certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. CTX Mortgage’s obligation to repurchase such loans is guaranteed by Centex. During the six months ended September 30, 2002, CTX Mortgage sold $4.4 billion of mortgage loans to HSF-I.

(G) CENTEX DEVELOPMENT COMPANY, L.P.

     Centex Development Company, L.P. (the “Partnership”) is a master limited partnership formed by Centex in March 1987 to broaden the range of business activities that may be conducted for the benefit of Centex’s stockholders to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of September 30, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $52.2 million. The Partnership has made no preference payments since fiscal 1998.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation (“Holding”). The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     Supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary and the Partnership and subsidiaries are set forth below. For additional information on Holding and subsidiary and the Partnership and subsidiaries, see their separate financial statements and related footnotes included elsewhere in this Report.

Supplementary Condensed Combined Balance Sheets of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	September 30,	March 31,
	2002	2002

Assets
Cash and Cash Equivalents	$95,426	$242,254
Restricted Cash	127,270	106,270
Receivables	4,669,267	4,066,401
Inventories	3,918,996	3,283,719
Investments in Joint Ventures and Other	129,013	99,962
Property and Equipment, net	727,217	723,497
Other Assets	808,096	862,580

	$10,475,285	$9,384,683

Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Liabilities	$1,573,142	$1,546,334
Short-term Debt	1,100,235	545,789
Long-term Debt	5,333,020	5,020,116
Minority Stockholders’ Interest	164,388	155,671
Stockholders’ Equity	2,304,500	2,116,773

	$10,475,285	$9,384,683

Supplementary Condensed Combined Statements of Earnings of Centex and Subsidiaries, Holding and Subsidiary and Partnership and Subsidiaries

	For the Six Months
	Ended September 30,

	2002	2001

Revenues	$4,097,585	$3,756,213
Costs and Expenses	3,806,507	3,485,204

Earnings Before Income Taxes	291,078	271,009
Income Taxes	87,714	102,404

Net Earnings	203,364	168,605
Other Comprehensive Income (Loss)	4,228	(283)

Comprehensive Income	$207,592	$168,322

(H) COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its land acquisition, development and other activities directly and through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these non-consolidated joint ventures was $124.6 million and $94.6 million at September 30, 2002 and March 31, 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $197.4 million at September 30, 2002 and $144.6 million at March 31, 2002. The Company’s pro rata liability with respect to this debt is limited to approximately $31.3 million and $27.9 million at September 30, 2002 and March 31, 2002, respectively. Under the structure of this debt, the Company becomes liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At September 30, 2002 and March 31, 2002, the Company was not liable for any of this debt.

     In order to ensure the future availability of land for homebuilding, the Company has deposited or invested with third parties $88.3 million, as of September 30, 2002, as options toward the purchase of undeveloped land and developed lots having a total purchase price of approximately $2.0 billion. These options include amounts related to agreements with the Partnership, as discussed in Note (M), “Related Party Transactions,” below. These options, which do not contain performance requirements from the Company, expire at various dates through the year 2007.

(I) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and six months ended September 30, 2002 and 2001 is presented below:

	For the Three Months Ended
	September 30,

	2002	2001

Net Earnings	$115,609	$93,389
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,632	7,461
Unrealized Loss on Hedging Instruments	(4,991)	(4,322)
Other	(504)	96

Comprehensive Income	$113,746	$96,624

	For the Six Months Ended
	September 30,

	2002	2001

Net Earnings	$203,364	$168,605
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	17,608	8,834
Unrealized Loss on Hedging Instruments	(11,942)	(9,213)
Other	(1,438)	96

Comprehensive Income	$207,592	$168,322

     The Foreign Currency Translation Adjustments are primarily the result of Centex’s investment in the Partnership. For additional information on the Partnership and subsidiaries, see their separate financial statements included elsewhere in the Report. The Unrealized Loss on Hedging Instruments represents the deferral in Other Comprehensive Income of the unrealized loss on swap agreements designated as cash flow hedges. The accounting for interest rate swaps and other derivative financial instruments is discussed in detail below in Note (L), “Derivatives and Hedging.”

(J) BUSINESS SEGMENTS

     The Company operates in five principal business segments: Home Building, Financial Services, Construction Products, Construction Services and Investment Real Estate. These segments operate primarily in the United States, and their markets are nationwide. Revenues from any one customer are not significant to the Company.

     Intersegment revenues and investments in joint ventures are not material and are not shown in the following tables. The investment in the Partnership (approximately $292.0 million as of September 30, 2002) is included in the Investment Real Estate segment.

Home Building

     Home Building’s operations involve the purchase and development of land or lots and the construction and sale of single-family and multi-family homes.

Financial Services

     Financial Services’ operations consist primarily of home financing, sub-prime home equity lending and the sale of title insurance and other various insurance coverages. These activities include mortgage origination, servicing and other related services for homes sold by Centex subsidiaries and others. Financial Services’ revenues include interest income of $85.6 million and $61.6 million for the three months and $166.4 million and $114.2 million for the six months ended September 30, 2002 and 2001, respectively. Substantially all of Centex’s interest income in each year is earned by the Financial Services segment. Financial Services’ cost of sales is primarily comprised of interest expense related to debt issued to fund its home financing and sub-prime home equity lending activities.

Construction Products

     Construction Products’ operations involve the manufacture, production, distribution and sale of cement, gypsum wallboard, recycled paperboard, aggregates and readymix concrete. The Company owned 65.2% of Centex Construction Products, Inc. at September 30, 2002 and 65.2% at September 30, 2001. Construction Products’ results are shown before minority interest in the table presented below.

Construction Services

     Construction Services’ operations involve the construction of buildings for both private and government interests including office, commercial and industrial buildings, hospitals, hotels, correctional facilities, educational institutions, museums, libraries, airport facilities and sports facilities. As this segment generates significant positive cash flow, intercompany interest income (credited at the prime rate in effect) of $1.2 million and $1.8 million for the three months and $2.8 million and $3.8 million for the six months ended September 30, 2002 and 2001, respectively, is included in the evaluation of this segment. However, the intercompany interest income is eliminated in consolidation and excluded from the table presented below.

Investment Real Estate

     Investment Real Estate’s operations involve the acquisition, development and sale of land, primarily for industrial, office, multi-family, retail, residential and mixed-use projects. Under the equity method of accounting for investments, Investment Real Estate also records as revenues income or loss from its investment in the Partnership.

Other

     The Company’s manufactured housing and home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     Included in Other in the tables below are corporate general and administrative expenses of $14.4 million and $13.0 million; interest expense of $27.0 million and $29.3 million; and minority interest of $8.5 million and $6.2 million for the three months ended September 30, 2002 and 2001, respectively. Also included in Other in the tables below are corporate general and administrative expenses of $27.1 million and $24.2 million; interest expense of $50.7 million and $56.6 million; and minority interest of $17.4 million and $9.1 million for the six months ended September 30, 2002 and 2001, respectively.

	For the Three Months Ended September 30, 2002
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$1,281.5	$204.8	$136.0	$391.7	$7.4	$62.4	$2,083.8
Cost of Sales	(947.5)	(45.7)	(107.9)	(366.2)	0.4	(40.5)	(1,507.4)
Selling, General & Administrative Expenses	(196.9)	(122.5)	(1.4)	(16.3)	(1.9)	(72.1)	(411.1)

Earnings (Loss) Before Income Tax	$137.1	$36.6	$26.7	$9.2	$5.9	$(50.2)	$165.3

	For the Three Months Ended September 30, 2001
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$1,170.7	$166.0	$129.5	$336.8	$23.2	$57.4	$1,883.6
Cost of Sales	(868.8)	(39.9)	(105.7)	(316.3)	(4.7)	(36.7)	(1,372.1)
Selling, General & Administrative Expenses	(178.9)	(96.8)	(1.3)	(13.2)	(2.4)	(66.6)	(359.2)

Earnings (Loss) Before Income Tax	$123.0	$29.3	$22.5	$7.3	$16.1	$(45.9)	$152.3

	For the Six Months Ended September 30, 2002
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$2,387.2	$385.4	$264.8	$752.5	$13.3	$124.4	$3,927.6
Cost of Sales	(1,759.6)	(90.3)	(207.5)	(701.6)	—	(79.1)	(2,838.1)
Selling, General & Administrative Expenses	(381.9)	(234.2)	(2.8)	(33.6)	(4.0)	(142.2)	(798.7)

Earnings (Loss) Before Income Tax	$245.7	$60.9	$54.5	$17.3	$9.3	$(96.9)	$290.8

	For the Six Months Ended September 30, 2001
	(Dollars in millions)

	Home	Financial	Construction	Construction	Investment
	Building	Services	Products	Services	Real Estate	Other	Total

Revenues	$2,209.9	$328.6	$247.0	$650.4	$47.3	$109.6	$3,592.8
Cost of Sales	(1,641.1)	(75.8)	(209.0)	(607.3)	(9.9)	(69.2)	(2,612.3)
Selling, General & Administrative Expenses	(347.7)	(198.4)	(2.5)	(28.3)	(6.0)	(127.3)	(710.2)

Earnings (Loss) Before Income Tax	$221.1	$54.4	$35.5	$14.8	$31.4	$(86.9)	$270.3

(K) INCOME TAXES

     Income tax expense for the Company decreased from $58.9 million to $49.7 million and the effective tax rate decreased from 38.7% to 30.1% for the three months ended September 30, 2001 and 2002, respectively. Income tax expense also decreased from $101.7 million to $87.4 million and the effective tax rate decreased from 37.6% to 30.1% for the six months ended September 30, 2001 and 2002, respectively. The decrease in the effective tax rate is primarily the result of the expected utilization of net operating loss carryforwards during fiscal 2003.

(L) DERIVATIVES AND HEDGING

     The Company is exposed to the risk of interest rate fluctuations on its debt and other obligations. As part of its strategy to manage this risk, the Company has entered into various interest rate swap agreements, designated as cash flow hedges as described below. The swap agreements are recorded at their fair value in Other Assets or Accrued Liabilities in the condensed consolidated balance sheets. To the extent the hedging relationship is effective, gains or losses in the fair value of the derivative are deferred as a component of Stockholders’ Equity through Other Comprehensive (Loss) Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings.

     Centex Corporation and Construction Products each have interest rate swap agreements that, in effect, fix the variable interest rate on a portion of their outstanding debt at September 30, 2002. During the three and six months ended September 30, 2002, there was no hedge ineffectiveness related to these derivatives. These swaps expire at varying times through October 2005. Amounts to be received or paid under the swap agreements are recognized as a change in interest incurred on the related debt instrument. Based on the balance in Accumulated Other Comprehensive Loss at September 30, 2002 related to these derivatives, the Company would estimate increases in interest incurred over the next 12 months to be approximately $3 million. As of September 30, 2002, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $5.3 million ($3.4 million net of tax).

     Financial Services, through Home Equity, uses interest rate swaps to hedge the market risk associated with the anticipated issuance of fixed rate securitization debt used to finance sub-prime mortgages. Changes in fair value of these derivatives are deferred in Accumulated Other Comprehensive Loss and recorded through current earnings as an adjustment of the interest incurred over the life of the securitization debt. Home Equity also uses interest rate swaps that, in effect, fix the interest rate on its variable interest rate debt. Amounts to be received or paid as a result of these swap agreements are recognized as adjustments to interest incurred on the related debt instrument. During the three and six months ended September 30, 2002, there was no hedge ineffectiveness related to these interest rate swaps. These swaps expire at varying times through June 2005. Based on the balance in Accumulated Other Comprehensive Loss at September 30, 2002 related to these derivatives, the Company estimates increases in interest incurred over the next 12 months to be approximately $8 million. As of September 30, 2002, the balance in Accumulated Other Comprehensive Loss related to these derivatives was $9.9 million ($6.4 million net of tax).

     Financial Services, through CTX Mortgage, enters into interest rate lock commitments (“IRLCs”) with its customers under which CTX Mortgage agrees to make mortgage loans at agreed upon rates within a period of time, generally from 1 to 30 days, if certain conditions are met within the terms of the IRLCs. In order to hedge the risk of fluctuations in the value of these IRLCs and mortgage loans held by it, CTX Mortgage executes mandatory forward trades of mortgage loans and mortgage-backed securities. CTX Mortgage also uses mandatory forward trades to hedge the Company’s obligation, created through the Harwood Swap, to protect against certain interest rate risk and non-credit related market risk related to mortgage loans held by HSF-I, an unaffiliated entity that is not consolidated with Financial Services or the Company. The Company has elected not to utilize hedge accounting treatment under SFAS 133 for these derivatives. Initially, the fair value of the IRLCs is recorded on the balance sheet as a deferred item. Subsequent changes in the fair value of the IRLCs, mandatory forward trades and swaps are recorded as an adjustment to earnings. The net change in the estimated fair value of these derivative positions resulted in a loss of $2.7 million and $10.9 million, respectively, for the three and six months ended September 30, 2002.

(M) RELATED PARTY TRANSACTIONS

     At September 30, 2002 and March 31, 2002, Centex Homes had $9.1 million deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the six months ended September 30, 2002, Centex Homes paid $1.6 million to the Partnership in fees and reimbursements pursuant to these agreements and $24.1 million for the purchase of residential lots. Centex Homes expects to pay an additional $38.6 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. Contracts in progress totaled $4.6 million and $15.0 million at September 30, 2002 and March 31, 2002, respectively. During the six months ended September 30, 2002 and 2001, the Partnership paid $4.7 million and $0.3 million, respectively, to Construction Services pursuant to these contracts.

(N) STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS No. 144 on April 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

     The Company has historically accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On April 1, 2003, the Company will adopt the fair value measurement provisions of SFAS No. 123 under which the Company will recognize compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date. In accordance with SFAS No. 123, the fair value method will be applied only to awards granted or modified after April 1, 2003, whereas awards granted prior to such date will continue to be accounted for under APB No. 25.

(O) OFF-BALANCE-SHEET RISK

     The Company enters into various “off-balance-sheet” transactions in the normal course of business in order to reduce financing costs and improve access to liquidity, facilitate homebuilding activities and manage exposure to changing interest rates. Further discussion regarding these transactions can be found above in Note (F), “Indebtedness,” and Note (L), “Derivatives and Hedging.”

(P) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the September 30, 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended September 30, 2002, our consolidated revenues were $2.1 billion, a 10.5% increase over $1.9 billion for the same period last year, and earnings before income taxes were $165.3 million, 8.5% higher than $152.3 million for the same period last year. For the six months ended September 30, 2002, our consolidated revenues were $3.9 billion, an 8.3% increase over $3.6 billion for the same period last year, and earnings before income taxes were $290.8 million, 7.6% higher than $270.3 million for the same period last year. The fluctuations in our revenues and earnings before income taxes are explained below by segment.

     Net earnings for the three months ended September 30, 2002 were $115.6 million, 23.8% higher than $93.4 million for the same period last year. Net earnings for the six months ended September 30, 2002 were $203.4 million, 20.6% higher than $168.6 million for the same period last year. The increase in net earnings is significantly higher than the increase in earnings before income taxes due to a change in our effective tax rate. Our effective tax rate decreased to 30.1% for the three and six months ended September 30, 2002 from 38.7% and 37.6% for the same periods last year. The decrease in the effective tax rate is primarily the result of the expected utilization of net operating loss carryforwards during fiscal 2003.

     Any reference herein to we, us or our includes Centex Corporation and its subsidiary companies.

HOME BUILDING

     The following summarizes results of our Home Building operations for the three and six months ended September 30, 2002 compared to the same periods last year (dollars in millions, except per unit data):

	For the Three Months Ended September 30,

	2002		2001

Revenues	$1,281.5	100.0%	$1,170.7	100.0%
Cost of Sales	(947.5)	(73.9%)	(868.8)	(74.2%)
Selling, General & Administrative Expenses	(196.9)	(15.4%)	(178.9)	(15.3%)

Operating Earnings	$137.1	10.7%	$123.0	10.5%

Units Closed	5,788		5,418
% Change	6.8%		10.5%
Unit Sales Price	$218,167		$214,004
% Change	1.9%		5.0%
Operating Earnings Per Unit	$23,678		$22,698
% Change	4.3%		24.2%
Backlog Units	12,619		9,978
% Change	26.5%		9.1%

	For the Six Months Ended September 30,

	2002		2001

Revenues	$2,387.2	100.0%	$2,209.9	100.0%
Cost of Sales	(1,759.6)	(73.7%)	(1,641.1)	(74.3%)
Selling, General & Administrative Expenses	(381.9)	(16.0%)	(347.7)	(15.7%)

Operating Earnings	$245.7	10.3%	$221.1	10.0%

Units Closed	10,783		10,268
% Change	5.0%		10.3%
Unit Sales Price	$216,156		$212,469
% Change	1.7%		6.1%
Operating Earnings Per Unit	$22,783		$21,533
% Change	5.8%		23.7%
Backlog Units	12,619		9,978
% Change	26.5%		9.1%

     Revenues for the three and six months ended September 30, 2002 increased 9.5% and 8.0%, respectively, versus the same periods last year primarily due to an increase in units closed and higher unit sales prices. Units closed during the three months ended September 30, 2002 increased 6.8% from 5,418 units to 5,788 units, and the average unit sales price increased 1.9% from $214,004 to $218,167. Units closed during the six months ended September 30, 2002 increased 5.0% from 10,268 units to 10,783 units, and the average unit sales price increased 1.7% from $212,469 to $216,156. The increase in units closed was the result of a higher number of operating neighborhoods in the current year versus last year. The increase in the unit sales price was largely driven by higher selling prices in the New Jersey, Washington, D.C. and California markets.

     Cost of sales were 73.9% and 73.7% of revenues for the three and six months ended September 30, 2002 compared to 74.2% and 74.3% of revenues for the same periods last year. The decrease in cost of sales primarily resulted from purchasing efficiencies realized through regional and national programs, more efficient house designs, other process improvement initiatives and lower lumber prices.

     Selling, general and administrative expenses were 15.4% and 16.0% of revenues for the three and six months ended September 30, 2002 compared to 15.3% and 15.7% for the same periods last year. The cost increase is primarily attributable to higher casualty insurance costs and employee increases to support neighborhood growth.

     Operating earnings for the three and six months ended September 30, 2002 were 10.7% and 10.3% as a percentage of revenues and approximately $23,678 and $22,783 on a per-unit basis, compared to operating earnings of 10.5% and 10.0% of revenues and approximately $22,698 and $21,533 on a per-unit basis for the same periods last year.

     Units in backlog increased 26.5% to 12,619 units at September 30, 2002, compared to 9,978 units at September 30, 2001. The increase in backlog resulted from a 38% increase in sales versus the prior year for the three months ended September 30, 2002. We define backlog units as units that have been sold, as indicated by a signed contract, but not closed.

     Centex Homes announced in September that it plans to acquire substantially all of the St. Louis and Indianapolis homebuilding operations of The Jones Company. The Jones Company is a privately held builder of both single-family and multi-family homes, and is headquartered in St. Louis, Missouri. The acquisition, to be completed in January 2003, is expected to add approximately 800 units annually to Centex Homes’ closings.

FINANCIAL SERVICES

     The following summarizes Financial Services’ results for the three and six months ended September 30, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2002	2001

Revenues	$204.8	$166.0

Interest Margin	$39.9	$21.7

Operating Earnings	$36.6	$29.3

Origination Volume	$3,943	$3,417

Number of Loans Originated
CTX Mortgage Company, L.L.C.
Centex-built Homes (“Builder”)	3,959	3,633
Non-Centex-built Homes (“Retail”)	16,076	14,974

	20,035	18,607
Centex Home Equity Company, L.L.C.	7,373	7,257

	27,408	25,864

	For the Six Months Ended
	September 30,

	2002	2001

Revenues	$385.4	$328.6

Interest Margin	$76.1	$38.4

Operating Earnings	$60.9	$54.4

Origination Volume	$6,922	$7,136

Number of Loans Originated
CTX Mortgage Company, L.L.C.
Centex-built Homes (“Builder”)	7,337	6,815
Non-Centex-built Homes (“Retail”)	28,482	33,084

	35,819	39,899
Centex Home Equity Company, L.L.C.	13,732	14,065

	49,551	53,964

     Financial Services’ results are derived primarily from conforming mortgage banking and sub-prime home equity lending operations as described below.

Conforming Mortgage Banking

     The revenues and operating earnings of CTX Mortgage Company, L.L.C. and related entities, or CTX Mortgage, are derived primarily from the sale of mortgage loans, inclusive of all service rights and, to a lesser extent, interest income and other fees. CTX Mortgage originates mortgage loans, holds them for a short period and sells them to investors and Harwood Street Funding I, L.L.C., or HSF-I. HSF-I is an unaffiliated entity that is not consolidated with Financial Services or Centex Corporation. HSF-I purchases mortgage loans, at closing, from CTX Mortgage with the proceeds from the issuance of securitized term debt, secured liquidity notes and subordinated certificates that are extendable for up to five years. The debt, interest income and interest expense of HSF-I are not reflected in the financial statements of Financial Services or Centex Corporation. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations.”

     Revenues increased 16.4% to $107.7 million and 2.8% to $197.6 million for the three and six months ended September 30, 2002, respectively, as compared to the same periods last year. The increase in revenues for the three months ended September 30, 2002 is primarily related to an increase in originations and higher revenues from CTX Mortgage’s Title and Insurance operations. While originations decreased for the six month period ended September 30, 2002, revenues from CTX Mortgage’s Title and Insurance operations increased.

     CTX Mortgage’s operating earnings were $25.2 million and $40.1 million, respectively, for the three and six months ended September 30, 2002, resulting in a 5.4% increase and an 18.5% decrease for the three and six months ended September 30, 2002, respectively, as compared to the same periods last year. The 5.4% increase in operating earnings for the three months ended September 30, 2002 is due primarily to increased originations. However, originations during the six months ended September 30, 2002 decreased, which is the primary reason for the 18.5% decrease in operating earnings.

     For the three months ended September 30, 2002, originations totaled 20,035 compared to 18,607 originations in the same period last year; origination volume was $3.3 billion compared to $2.9 billion for the same period last year; the per-loan profit was $1,258, a decrease of 2.0% compared to $1,284 for the same period last year and total mortgage applications increased 24.7% to 23,950 from 19,205 applications for the same period last year. For the six months ended September 30, 2002, originations totaled 35,819 compared to 39,899 originations in the same period last year; origination volume was $5.8 billion compared to $6.1 billion for the same period last year; the per-loan profit was $1,119, a decrease of 9.2% compared to $1,233 for the same period last year and total mortgage applications decreased 3.3% to 39,869 from 41,221 applications for the same period last year. For the six months ended September 30, 2002, originations decreased due to a decrease in refinance activity during the initial quarter of the fiscal year as compared to the same period last year. However, during the three months ended September 30, 2002, mortgage interest rates declined, resulting in a resurgence of refinance activity. CTX Mortgage continues to focus on improving its capture ratio on Centex Homes’ closings while expanding its retail operations through commissioned loan officer growth. CTX Mortgage has positioned itself to capitalize on the current refinance market, but continues to position itself for growth in the less volatile purchase money market. The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates.

Sub-Prime Home Equity Lending

     The revenues of Centex Home Equity Company, L.L.C., or Home Equity, increased 32.2% to $97.1 million and 37.8% to $187.8 million for the three and six months ended September 30, 2002, respectively, as a result of continued growth in residential mortgage loans held for investment, due in part to the accounting change discussed further below. Interest margin, which we define as the difference between interest revenue on mortgage loans held for sale or investment and interest expense on debt used to fund the mortgage loans, increased to $38.2 million and $72.0 million for the three and six months ended September 30, 2002 as compared to $21.7 million and $37.9 million for the same periods last year. The increase in interest margin is primarily a result of an increase in the portfolio of mortgage loans held for investment. Home Equity reported operating earnings of $11.7 million and $22.4 million for the three and six months ended September 30, 2002, as compared to operating earnings of $5.9 million and $6.3 million for the same periods last year. The increase in Home Equity’s operating earnings is primarily the result of the increase in interest margin, as noted above. This was partially offset by an increase in general and administrative costs, mostly attributable to an increase in servicing and production overhead to support our volume and loan servicing growth, and an increase in the provision for losses on residential mortgage loans held for investment.

     From October 1997 through March 2000, a majority of Home Equity’s loans originated were included in securitizations that utilized a structure that caused them to be accounted for as sales. Under this structure, Home Equity retained a residual interest as well as the servicing rights to the securitized loans. We call this retained residual interest the mortgage securitization residual interest, or MSRI. As a result, our balance sheet does not reflect the mortgage loans receivable and offsetting debt resulting from these securitizations. The estimated gain on the sale of these loans was included in earnings during the period in which the securitization transaction closed. We changed the structure of securitizations beginning April 1, 2000. Securitizations since that time have been accounted for as borrowings. Under this structure, we record interest over the life of the loans using the interest, or actuarial, method. The mortgage loans receivable and the securitization debt remain on Home Equity’s balance sheet and the related interest margin is reflected in our income statement. Although the change in structure of the securitizations has no effect on the cash flow and profit recognized over the life of the mortgages, the change does affect the timing of profit recognition. Interest margin, rather than gain on sale of loans, is now Home Equity’s primary source of operating income. As the balance of securitizations accounted for as borrowings increases, the operating earnings should continue to increase. For the three and six months ended September 30, 2002, respectively, originations totaled 7,373 and 13,732 compared to 7,257 and 14,065 originations for the same periods last year; origination volume was $600.7 million and $1.10 billion compared to $554.2 million and $1.06 billion for the same periods last year and total applications increased 39.8% and 30.1% to 57,737 and 107,781 from 41,294 and 82,368 applications for the same periods last year. For the six months ended September 30, 2002, originations decreased 2.4% while origination volume increased 3.8% due to an increase in average loan size. The decrease in the number of originations despite the increase in total applications is mainly attributable to a decrease in approval ratios related to Home Equity’s continued adherence to its credit underwriting guidelines.

     At September 30, 2002, Home Equity’s total servicing portfolio consisted of 67,400 loans totaling $4.79 billion compared to 56,660 loans totaling $3.88 billion at September 30, 2001. For the three and six months ended September 30, 2002, service fee income related to this long-term servicing, which is not included in interest income, was $12.6 million and $24.4 million, respectively, compared to $9.3 million and $17.8 million, respectively, for the same periods last year.

Allowance for Losses

     Home Equity establishes an allowance for losses when it believes the event causing the loss has occurred by charging the provision for losses in the statement of consolidated earnings. When it determines that a residential mortgage loan held for investment is uncollectible, it is charged against the allowance for losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

     We believe that the allowance for losses is sufficient to provide for credit losses in the existing residential mortgage loans held for investment. We evaluate the allowance on an aggregate basis considering, among other things, the relationship of the allowance to residential mortgage loans held for investment and historical credit losses. The allowance reflects our judgment of the present loss exposure at the end of the reporting period.

     Although we consider the allowance for losses on residential mortgage loans held for investment reflected in our consolidated balance sheet to be adequate, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries.

     Changes in the allowance for losses on residential mortgage loans held for investment were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,

	2002	2001

Balance at Beginning of Period	$17,320	$4,036
Provision for Losses	7,670	3,143
Recoveries on Loans Charged Off	33	6
Losses Sustained	(3,880)	(871)

Balance at End of Period	$21,143	$6,314

	For the Six Months Ended
	September 30,

	2002	2001

Balance at Beginning of Period	$14,106	$2,814
Provision for Losses	13,556	5,791
Recoveries on Loans Charged Off	51	6
Losses Sustained	(6,570)	(2,297)

Balance at End of Period	$21,143	$6,314

	September 30,

	2002	2001

Allowance for Losses to Residential Mortgage Loans Held for Investment	0.6%	0.2%
90+ Days Contractual Delinquency Total Dollars Delinquent	$101,863	$54,420
% Delinquent	2.7%	2.1%

     The allowance for losses on residential mortgage loans held for investment has increased to $21.1 million at September 30, 2002 from $6.3 million at September 30, 2001. In addition, the ratio of allowance for losses to residential mortgage loans held for investment, or the allowance ratio, increased to 0.6% at September 30, 2002 from 0.2% at September 30, 2001. Prior to April 2000, the residential mortgage loans were recorded as sales and anticipated future credit losses were considered in valuing the MSRI. As a result, no allowance for losses was necessary. After April 2000, we began recording residential mortgage loans held for investment on the balance sheet, as previously discussed, and, accordingly, began recording an allowance for losses based on management’s judgment of loss exposure. The increase in the allowance for losses occurred primarily because the amount of the residential mortgage loans held for investment increased and the residential mortgage loan portfolio continued to mature. As the age and size of the residential mortgage loan portfolio continues to mature and grow, we expect the balance in the allowance for losses and the allowance ratio to continue to increase. The increase in 90+ days contractual delinquency occurred primarily because the residential mortgage loan portfolio continued to mature.

CONSTRUCTION PRODUCTS

     The following summarizes Construction Products’ results for the three and six months ended September 30, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2002	2001

Revenues	$136.0	$129.5
Interest Income	—	1.1
Cost of Sales	(107.9)	(106.8)
Selling, General & Administrative Expenses	(1.4)	(1.3)

Operating Earnings *	$26.7	$22.5

* Before Minority Interest of $8.5 million and $6.2 million, respectively.

	For the Six Months Ended
	September 30,

	2002	2001

Revenues	$264.8	$247.0
Interest Income	—	2.1
Cost of Sales	(207.5)	(211.1)
Selling, General & Administrative Expenses	(2.8)	(2.5)

Operating Earnings *	$54.5	$35.5

* Before Minority Interest of $17.4 million and $9.1 million, respectively.

     Construction Products’ revenues for the three and six months ended September 30, 2002 were 5.0% and 7.2% higher than the same periods last year. These increases were primarily the result of a $7.8 million and a $22.4 million increase in gypsum wallboard revenues for the three and six months ended September 30, 2002, respectively. The increase in gypsum wallboard revenues was primarily caused by a higher average net sales price, offset by slightly lower volume, when compared to the same periods last year.

     Construction Products’ cost of sales for the three and six months ended September 30, 2002 was 1.0% higher and 1.7% lower, respectively, than the same periods last year. The increase for the quarter was primarily the result of a one-time charge of $2.6 million related to closing an aggregates quarry and crushing plant in Georgetown, Texas, partially offset by lower paperboard costs due to reduced energy costs and better plant operating efficiencies compared to the prior year. The six month decrease was primarily the result of the decreased paperboard costs, described above, and lower sales volume.

     Construction Products’ selling, general and administrative expenses for the three and six months ended September 30, 2002 were 7.7% and 12.0% higher than the same periods last year. This increase was primarily the result of increased personnel and higher office expenses.

     For the three and six months ended September 30, 2002, Construction Products’ operating earnings, net of minority interest, represented an 18.7% and 53.5% increase, respectively, from results for the same periods a year ago. Operating earnings increased primarily due to the increase in gypsum wallboard pricing.

CONSTRUCTION SERVICES

     The following summarizes Construction Services’ results for the three and six months ended September 30, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2002	2001

Revenues	$391.7	$336.8

Operating Earnings	$9.2	$7.3

New Contracts Executed	$157	$387

Backlog of Uncompleted Contracts	$1,857	$2,149

	For the Six Months Ended
	September 30,

	2002	2001

Revenues	$752.5	$650.4

Operating Earnings	$17.3	$14.8

New Contracts Executed	$429	$777

Backlog of Uncompleted Contracts	$1,857	$2,149

     Construction Services’ revenues for the three and six months ended September 30, 2002 were 16.3% and 15.7% higher, respectively, than revenues for the same periods last year. The increase was the result of several high revenue, short-term contracts that were underway in the current quarter. Operating earnings for the group improved in the three and six months ended September 30, 2002 compared to the same periods last year as a result of the higher revenue base. For the three and six months ended September 30, 2002, new contracts executed decreased 59.4% and 44.8% and backlog of uncompleted contracts decreased 13.6% from the same periods last year, primarily due to timing differences experienced with contract awards and executions and declines in new commercial construction activity.

     The Construction Services segment provided a positive average net cash flow in excess of our investment in the segment of $103.3 million and $116.2 million for the three and six months ended September 30, 2002 compared to $106.5 million and $108.6 million for the same periods last year.

INVESTMENT REAL ESTATE

     The following summarizes Investment Real Estate’s results for the three and six months ended September 30, 2002 compared to the same periods last year (dollars in millions):

	For the Three Months Ended
	September 30,

	2002	2001

Revenues	$7.4	$23.2

Operating Earnings	$5.9	$16.1

	For the Six Months Ended
	September 30,

	2002	2001

Revenues	$13.3	$47.3

Operating Earnings	$9.3	$31.4

     Investment Real Estate’s revenues for the three and six months ended September 30, 2002 were 68.1% and 71.9% lower than revenues for the same periods last year. Operating earnings from Investment Real Estate for the three and six months ended September 30, 2002 totaled $5.9 million and $9.3 million, respectively, compared to $16.1 million and $31.4 million in the same period last year. The decreases in revenues and operating earnings were primarily related to the timing of property sales of nominally-valued assets.

     Property sales related to Investment Real Estate’s nominally-valued assets contributed operating earnings of $0.4 million for the three months ended September 30, 2002 and $13.4 million for the same period last year. Property sales related to Investment Real Estate’s nominally-valued assets contributed operating earnings of $1.8 million for the six months ended September 30, 2002 and $27.1 million for the same period last year. These nominally-valued assets resulted from the fiscal 1996 acquisition of Vista Properties, Inc., or Vista, and its subsequent combination with Centex Real Estate Corporation. The Vista portfolio of properties was reduced to a nominal “book basis” after recording certain deferred tax benefits related to the combination. The timing of land sales is uncertain and can vary significantly from period to period.

     Included in Investment Real Estate’s operating earnings for the three and six months ended September 30, 2002 were earnings of $4.4 million and $3.7 million, respectively, derived from its investment in the Partnership compared to earnings of $3.8 million and $7.2 million for the same periods last year. As noted in Note (G) of the Notes to Consolidated Financial Statements of Centex, the investment in the Partnership is not consolidated and is accounted for on the equity method of accounting because we do not control the Partnership.

     The largest component of the Partnership is its International Home Building segment, based in London, England. Included in Investment Real Estate’s operating earnings were earnings of $4.2 million and $3.2 million for the three months ended September 30, 2002 and 2001, respectively, and earnings of $3.8 million and $5.6 million for the six months ended September 30, 2002 and 2001, respectively, derived from International Home Building. The increase in earnings for the three months ended September 30, 2002 was primarily due to an increase in unit closings, offset by a decline in operating margins. The decrease in earnings for the six months ended September 30, 2002 was primarily due to a decline in operating margins and an increase in general and administrative expenses resulting from personnel additions. For the three months ended September 30, 2002 and 2001, this segment closed 383 units at an average sales price per unit of $236,514 and 315 units at an average sales price per unit of $205,010, respectively. For the six months ended September 30, 2002 and 2001, this segment closed 652 units at an average sales price per unit of $232,449 and 614 units at an average sales price per unit of $196,647, respectively. Operating earnings per unit, before interest, were $12,676 and $13,276 for the three months ended September 30, 2002 and 2001, respectively. Operating earnings per unit, before interest, were $7,637 and $10,676 for the six months ended September 30, 2002 and 2001, respectively.

OTHER

     Our manufactured housing operations and our home services operations are not material for purposes of segment reporting and have therefore been included in Other for reporting purposes.

     Our manufactured housing operations had operating earnings of $0.8 million for the three months ended September 30, 2002 versus earnings of $0.1 million for the same period last year. For the six months ended September 30, 2002, our manufactured housing operations had operating earnings of $0.9 million versus an operating loss of $1.5 million for the same period last year. The improvement in operating earnings is the result of higher production and improved efficiency in manufacturing and lower general and administrative expenses.

     Our home services operations reported operating losses of $1.0 million for the three months ended September 30, 2002 compared to operating earnings of $2.6 million for the same period last year. For the six months ended September 30, 2002, our home services operations reported operating losses of $2.6 million compared to operating earnings of $4.5 million for the same period last year. The decrease in earnings is primarily due to higher general and administrative expenses. Our home services operations sold its chemical lawn care business in the current quarter. The sale of this business did not have a material effect on our company.

     Corporate general and administrative expense increased 10.8% to $14.4 million for the three months ended September 30, 2002 compared to $13.0 million for the same period last year. For the six months ended September 30, 2002, corporate general and administrative expense increased 12.0% to $27.1 million compared to $24.2 million for the same period last year. The increase primarily relates to an increase in personnel and higher compensation resulting from growth in our profitability. Corporate general and administrative expense represents compensation and other costs not identifiable with a specific segment.

     Interest expense decreased 7.8% to $27.0 million for the three months ended September 30, 2002 compared to $29.3 million for the same period last year. For the six months ended September 30, 2002, interest expense decreased 10.4% to $50.7 million compared to $56.6 million for the same period last year. The change is primarily related to an increase in the net interest capitalized and lower borrowing costs during the three and six months ended September 30, 2002 as compared to the same periods last year. This was somewhat offset by an increase in average debt outstanding for the three and six months ended September 30, 2002 as compared to the same periods last year. The increase in net interest capitalized is a result of growth in our housing projects inventory.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2002, we had cash and cash equivalents of $63.2 million, including $22.8 million in Financial Services and $12.7 million belonging to our 65.2%-owned Construction Products subsidiary. The net cash used in or provided by the operating, investing and financing activities for the six months ended September 30, 2002 and 2001 is summarized below (dollars in thousands):

	For the Six Months Ended
	September 30,

	2002	2001

Net cash (used in) provided by
Non-Financial Services *
Operating Activities	$(369,296)	$(148,972)
Investing Activities	(73,583)	(110,961)
Financing Activities	290,689	263,867

	(152,190)	3,934

Financial Services
Operating Activities	25,478	(71,900)
Investing Activities	(565,455)	(809,231)
Financing Activities	535,681	881,483

	(4,296)	352

Net (decrease) increase in cash	$(156,486)	$4,286

* Non-Financial Services represents the consolidation of all subsidiaries other than those included in the Financial Services business segment.

     We generally fund our Non-Financial Services operating and other short-term needs through cash from operations, borrowings from commercial paper and other short-term credit arrangements and the issuance of medium-term notes and other debt securities. During the six months ended September 30, 2002, cash was primarily used in Non-Financial Services-Operating Activities to finance increases in housing inventories relating to the increased level of sales and resulting units under construction during the year and for the acquisition of land for development. The funds provided by Non-Financial Services-Financing Activities were primarily from new debt used to fund the increased homebuilding activity.

     We generally fund our Financial Services operating and other short-term needs through cash flows from operations, credit facilities, securitizations and proceeds from the sale of mortgage loans to HSF-I, as described below. During the six months ended September 30, 2002, cash was primarily used in Financial Services-Investing Activities to finance increases in residential mortgage loans held for investment. The funds provided by Financial Services-Financing Activities were primarily from new debt used to fund the increased residential mortgage loan activity.

     Centex Corporation currently has an investment grade credit rating from each of the principal credit rating agencies. Our ability to finance our activities on favorable terms is dependent to a significant extent on whether we are able to maintain our investment-grade credit rating. We attempt to manage our debt levels in order to maintain an investment-grade rating. If, however, our debt rating were downgraded to below investment grade, we would not have access to the commercial paper markets and might need to draw on our existing committed backup facility, which exceeds our commercial paper program size.

     Our existing credit facilities and available capacity as of September 30, 2002 are summarized below (dollars in thousands):

	Existing Credit	Available
	Facilities	Capacity

Non-Financial Services
Centex Corporation
Multi-Bank Revolving Credit Facility	$700,000	$700,000	(1)
Uncommitted Bank Lines	60,000	60,000

Construction Products
Senior Revolving Credit Facility	175,000	66,400	(2)
Annually Renewable Commercial Paper Conduit	50,000	20,000	(2)

	985,000	846,400

Financial Services
Unsecured Credit Facilities	125,000	110,000	(3)
Secured Credit Facilities	395,000	250,712	(4)
Harwood Street Funding II, L.L.C. Facility	1,000,000	399,759

	1,520,000	760,471

	$2,505,000	$1,606,871	(5)

(1)	This is a committed, multi-bank revolving credit facility, maturing in August 2005, which serves as backup for commercial paper borrowings. As of September 30, 2002, there were no borrowings under this backup facility, and our $600 million commercial paper program had $120 million outstanding. We have not borrowed under this facility since its inception.

(2)	These committed facilities were entered into by Construction Products and have no recourse to Centex Corporation. The Senior Revolving Credit Facility matures in November 2003 and the Annually Renewable Commercial Paper Conduit matures in June 2003.

(3)	Centex Corporation, CTX Mortgage and Home Equity, on a joint and several basis, share in a $125 million uncommitted, unsecured credit facility.

(4)	CTX Mortgage and Home Equity share in $250 million of uncommitted secured credit facilities to finance mortgage inventory. As of October 25, 2002, these facilities became committed. CTX Mortgage also maintains $145 million of committed secured mortgage warehouse facilities to finance mortgages not sold to HSF-I.

(5)	The amount of available capacity includes $335 million of uncommitted borrowings as of September 30, 2002. Although we believe that this capacity is currently available, there can be no assurance that the lenders under the applicable facilities would elect to make advances to Centex Corporation or its subsidiaries if and when requested to do so.

     CTX Mortgage finances its inventory of mortgage loans principally through sales of Jumbo “A” and conforming loans to HSF-I. These mortgage loans are sold pursuant to a mortgage loan purchase agreement that expires in November 2004, subject to certain renewal options. HSF-I acquires mortgage loans from CTX Mortgage, holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing investment grade senior debt obligations and subordinated certificates. The purpose of this arrangement is to allow CTX Mortgage to reduce the cost of financing the mortgage loans originated by it and to improve its liquidity. For additional information regarding HSF-I, see “Certain Off-Balance-Sheet and Other Obligations.”

     Home Equity finances its inventory of mortgage loans through HSF-II, a wholly-owned, consolidated entity, under a revolving sales agreement that expires upon final payment of the senior and subordinated debt issued by HSF-II. This arrangement, where HSF-II has committed to finance all eligible loans, gives Home Equity daily access to HSF-II’s capacity of $1.0 billion. HSF-II obtains funds through the sale of five-year subordinated notes, that are rated BBB by Standard & Poor’s, or S&P, Baa2 by Moody’s Investors Service, or Moody’s, and BBB by Fitch Ratings, or Fitch, and short-term secured liquidity notes that are rated A1+ by S&P, P1 by Moody’s and F1+ by Fitch. Because HSF-II is a consolidated entity, the debt, interest income and interest expense of HSF-II are reflected in the financial statements of Financial Services.

     Under our debt covenants, we are required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2002, we were in compliance with all of these covenants.

     As of September 30, 2002, our short-term debt was $866.2 million, approximately $709.5 million of which was applicable to Financial Services and $30.0 million of which was applicable to Construction Products. Excluding Financial Services and Construction Products, our short-term borrowings are generally financed at prevailing market interest rates from our commercial paper programs and from uncommitted bank facilities.

     Our outstanding debt as of September 30, 2002 was as follows (dollars in thousands)(1):

Non-Financial Services:
Short-Term Notes Payable	$156,622
Senior Debt:
Medium-Term Note Programs, 2.44% to 7.95%, due through 2007	383,000
Long-Term Notes, 5.80% to 9.75%, due through 2012	1,188,007
Other Indebtedness, 1.80% to 10.00%, due through 2027	150,639
Subordinated Debt:
Subordinated Debentures, 7.38%, due in 2006	99,870
Subordinated Debentures, 8.75%, due in 2007	99,662

2,077,800

Financial Services:
Short-Term Debt:
Short-Term Bank Notes Payable	106,271
Harwood Street Funding II, L.L.C. Secured Liquidity Notes	550,241
Other Short-Term Debt	53,017
Home Equity Loans Asset-Backed Certificates, 2.91% to 8.48%, due through 2032	3,286,179
Harwood Street Funding II, L.L.C. Variable Rate Subordinated Notes, due through 2007	50,000

4,045,708

Total	$6,123,508

(1)	Our principal business segments are somewhat cyclical and are particularly affected by changes in local economic conditions and in long-term and short-term interest rates. As a result, certain of the borrowings described in the table above vary on a seasonal basis and depend on the working capital needs of our operations.

     Maturities of Non-Financial Services and Financial Services long-term debt (in thousands) during the next five years ending March 31 are:

	Non-Financial	Financial
	Services	Services	Total

2003	$138,452	$455,780	$594,232
2004	129,783	768,152	897,935
2005	33,629	575,615	609,244
2006	325,392	410,725	736,117
2007	290,575	529,903	820,478
Thereafter	1,003,347	596,004	1,599,351

	$1,921,178	$3,336,179	$5,257,357

     Financial Services debt related to securitized residential mortgage loans structured as collateralized borrowings (Home Equity Loans Asset-Backed Certificates) was $3.3 billion at September 30, 2002. The principal and interest on these notes are paid using the cash flow from the underlying residential mortgage loans, which serve as collateral for the debt. Accordingly, the timing of the principal payments on these notes is dependent upon the payment received on the underlying residential mortgage loans. The expected maturities of this component of long-term debt are based on contractual maturities adjusted for projected repayments and prepayments of principal.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Harwood Street Funding I, L.L.C.

     HSF-I is an entity established in July 1999 that is not one of our affiliates and is not consolidated with Financial Services or Centex Corporation. Since December 1999, CTX Mortgage has sold substantially all of the Jumbo “A” and conforming mortgage loans that it originates to HSF-I in accordance with the HSF-I Purchase Agreement. When HSF-I acquires these loans, it typically holds them for a period averaging between 45 and 60 days and then resells them into the secondary market. HSF-I obtains the funds needed to purchase eligible mortgage loans from CTX Mortgage by issuing (1) securitized medium-term debt that is currently rated AAA by S&P and Aaa by Moody’s, (2) short-term secured liquidity notes that are currently rated A1+ by S&P and P1 by Moody’s and (3) subordinated certificates maturing in November 2004, extendable for up to five years, that are rated BBB by S&P and Baa2 by Moody’s. This arrangement provides CTX Mortgage with reduced financing cost for eligible mortgage loans it originates and improves its liquidity.

     Under the terms of the HSF-I Purchase Agreement, CTX Mortgage may elect to sell to HSF-I, and HSF-I is obligated to purchase from CTX Mortgage, mortgage loans that satisfy certain eligibility criteria and portfolio requirements. The maximum amount of mortgage loans that HSF-I is allowed to carry in its inventory under the HSF-I Purchase Agreement is limited to $2.0 billion.

     The HSF-I Purchase Agreement currently has a term expiring in November 2004, subject to certain renewal options. In addition, HSF-I’s commitment to purchase eligible mortgage loans is subject to termination upon the occurrence of certain events of default and other termination events described in the

HSF-I Purchase Agreement, including a downgrade in Centex Corporation’s credit ratings below BB+ by S&P or Ba1 by Moody’s. In the event CTX Mortgage was unable to sell loans to HSF-I, it would draw on existing credit facilities currently held in addition to HSF-I. In addition, it might need to make other customary financing arrangements to fund its mortgage loan origination activities. Although we believe that CTX Mortgage could arrange for alternative financing that is common for non-investment grade mortgage companies, there can be no assurance that such financing would be available on satisfactory terms, and any delay in obtaining such financing could adversely affect the results of operations of CTX Mortgage.

     In accordance with the HSF-I Purchase Agreement, CTX Mortgage acts as servicer of the loans owned by HSF-I and arranges for the sale of the eligible mortgage loans into the secondary market. In its capacity as servicer, CTX Mortgage must act in the best interests of HSF-I so as to maximize the proceeds of sales of eligible mortgage loans. The performance of obligations of CTX Mortgage, solely in its capacity as servicer, is guaranteed by Centex Corporation. These servicer obligations include the obligation of the servicer to repurchase a mortgage loan from HSF-I in the event of a breach of the servicer’s representations and warranties, which materially and adversely affects the value of the mortgage loan and is not cured within 60 days.

     HSF-I has entered into a swap arrangement with a bank, that we refer to as the Harwood Swap, under which the bank has agreed to make certain payments to HSF-I, and HSF-I has agreed to make certain payments to the bank, the net effect of which is that the bank has agreed to bear certain interest rate risks and non-credit related market risks related to the mortgage loans held by HSF-I. The purpose of this arrangement is to provide credit enhancement to HSF-I by permitting it to hedge these risks with a counterparty having a short-term credit rating of A1+ from S&P and P1 from Moody’s. Additionally, we have entered into a separate swap arrangement with the bank pursuant to which we have agreed to pay to the bank all amounts that the bank is required to pay to HSF-I pursuant to the Harwood Swap plus a monthly fee equal to a percentage of the notional amount of the Harwood Swap, and the bank is required to pay to us all amounts that the bank receives from HSF-I pursuant to the Harwood Swap. Accordingly, we effectively bear all interest rate risks and non-credit related market risks that are the subject of the Harwood Swap. We are also required to reimburse the bank for certain expenses, costs and damages that it may incur.

     As of September 30, 2002, HSF-I owned $1.8 billion in securitized residential mortgage loans sold to it by CTX Mortgage and had $1.7 billion of outstanding securitized term debt and $93 million of outstanding subordinated certificates. We do not guarantee the payment of any debt or subordinated certificates of HSF-I, and we are not liable for credit losses relating to securitized residential mortgage loans sold to HSF-I. However, we do retain certain risks related to the portfolio of mortgage loans held by HSF-I. In particular, CTX Mortgage makes representations and warranties to HSF-I to the effect that each mortgage loan sold to HSF-I satisfies the eligibility criteria and portfolio requirements discussed above. CTX Mortgage may be required to repurchase mortgage loans sold to HSF-I if such mortgage loans are determined to be ineligible loans or there occur certain other breaches of representations and warranties of CTX Mortgage, as seller or servicer. During the six months ended September 30, 2002, CTX Mortgage sold $4.4 billion of mortgage loans to HSF-I.

3333 Holding Corporation, 3333 Development Corporation and Centex Development Company, L.P.

     3333 Holding Corporation, 3333 Development Corporation and the Partnership are entities that are not affiliates of and are not consolidated with Centex Corporation. These entities were established in 1987 in order to broaden the range of business activities that may be conducted for the benefit of our stockholders to include general real estate development. We determined that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than our core homebuilding operations and typically involves substantial acquisition and development indebtedness, we concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with us. The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of 3333 Holding Corporation. We generally are not liable for the obligations of 3333 Holding Corporation, 3333 Development Corporation or the Partnership. However, as of September 30, 2002, we guaranteed approximately $2.3 million of indebtedness of the Partnership. In addition, we enter into certain land purchase and other transactions with the Partnership. For additional information regarding these entities, see Part B of this Report. In addition, for information regarding these entities and Centex Corporation, on an aggregate basis, see Note (G) of the Notes to Consolidated Financial Statements of Centex Corporation.

Joint Ventures

     We conduct a portion of our land acquisition, development and other activities through joint ventures in which we hold less than a majority interest. Our investment in these non-consolidated joint ventures was $124.6 million and $94.6 million at September 30, 2002 and March 31, 2002, respectively. These joint ventures had total outstanding secured construction debt of approximately $197.4 million at September 30, 2002 and $144.6 million at March 31, 2002. Our pro rata liability with respect to this debt is limited to approximately $31.3 million and $27.9 million at September 30, 2002 and March 31, 2002, respectively. Under the structure of this debt, we become liable up to these amounts only to the extent that the construction debt exceeds a certain percentage of the value of the project. At September 30, 2002 and March 31, 2002, we were not liable for any of this debt.

Letters of Credit and Guarantees

     At September 30, 2002, we had outstanding letters of credit of $113.0 million that primarily relate to projects undertaken by Construction Services and development obligations of Home Building. We expect that the obligations secured by these letters of credit will generally be performed by our subsidiaries in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the underlying commercial obligations are performed by our subsidiaries, the related letters of credit will be released and we will not have any continuing obligations. We have no material third-party guarantees.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what we express or forecast in these forward-looking statements. In addition to the specific uncertainties discussed elsewhere in this Report, the following risks and uncertainties may affect our actual performance and results of operations:

•	Our residential Home Building and Construction Services operations are somewhat cyclical and sensitive to changes in economic conditions, including levels of employment, consumer confidence and income, availability of financing, interest rate levels and changes in the economic condition of the local markets in which we operate.

•	Our residential Home Building and Construction Services operations are also subject to other risks and uncertainties, including seasonal variations, adverse weather conditions, the availability of adequate land in desirable locations, the cost and availability of labor and construction materials, labor disputes, the general demand for housing and new construction and the resale market for existing homes.

•	Virtually all of our homebuyers finance their home acquisitions through our Financial Services operations or third party lenders. In general, our Home Building operations can be adversely affected by increases in interest rates.

•	The results of operations of CTX Mortgage depend to a significant extent on the level of interest rates. Any significant increases in mortgage rates above currently prevailing levels could adversely affect the volume of loan originations. There can be no assurance that mortgage rates will remain at the current level in the future. Our mortgage loan operations are also dependent upon the securitization market for mortgage-backed securities and the availability of mortgage warehouse financing.

•	Demand for the products that our Construction Products operations produce is directly related to activity in the homebuilding and construction industries and to general economic conditions. Our Construction Products operations are also concentrated in particular regional and local markets that may experience cyclical downturns at different times than the national economy. The price at which we sell our construction products, particularly gypsum wallboard, is highly sensitive to changes in supply and demand for such products, energy costs, raw material prices and competition from other domestic and foreign producers.

•	All of our businesses operate in very competitive environments, which are characterized by competition from a number of other homebuilders, mortgage lenders, construction products producers and contractors in each of the markets in which we operate.

•	We are subject to various federal, state and local statutes, rules and regulations that could affect our businesses, including those concerning zoning, construction, protecting the environment and health. In addition, our businesses could be affected by changes in federal income tax policy, federal mortgage loan financing programs and by other changes in regulation or policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our direct debt obligations, on mortgage loans receivable, residual interest in mortgage securitizations and securitizations classified as debt. We utilize derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We utilize forward sale commitments to mitigate the risk associated with the majority of our mortgage loan portfolio. Other than the forward commitments and interest rate swaps discussed earlier, we do not utilize forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

     There have been no material changes in our market risk from March 31, 2002. For further information regarding our market risk, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2002. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     On July 18, 2002, we held our Annual Meeting of Stockholders. At the Annual Meeting, Barbara T. Alexander, Juan L. Elek and Timothy R. Eller were elected as directors to serve for a three-year term until the 2005 Annual Meeting. Voting results for these nominees are summarized as follows:

	Number of Shares

	For	Against

Barbara T. Alexander	43,992,540	562,456
Juan L. Elek	44,236,700	318,296
Timothy R. Eller	44,236,398	318,598

Item 6. Exhibits and Reports on Form 8-K

(1)	Exhibits

None

(2)	Reports on Form 8-K

Current Report on Form 8-K of Centex Corporation dated July 17, 2002 announcing the Company’s first quarter net earnings for the quarter ended June 30, 2002.

Current Joint Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated August 13, 2002, furnishing the statements under oath of the Principal Executive Officer and the Principal Financial Officer of Centex Corporation pursuant to the SEC’s Order No. 4-460; and the certification of the Chief Executive Officer and the Chief Financial Officer of Centex Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Current Report on Form 8-K of Centex Corporation dated September 17, 2002 filing certain exhibits in connection with the public offering of $225,000,000 aggregate principal amount of the Company’s 5.80% Senior Notes due 2009.

Current Report on Form 8-K of Centex Corporation dated September 23, 2002 announcing that Centex Homes’ sales for the quarter increased 36% and that the Company expected second quarter earnings to rise 15% over the prior year.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX CORPORATION

Registrant

November 12, 2002	/s/ Leldon E. Echols

Leldon E. Echols Executive Vice President and Chief Financial Officer (principal financial officer)

Certifications

I, Laurence E. Hirsch, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Laurence E. Hirsch
Laurence E. Hirsch
Chief Executive Officer

Certifications

I, Leldon E. Echols, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Leldon E. Echols
Leldon E. Echols
Chief Financial Officer

Part I. Financial Information

Item 1. Financial Statements

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Three Months Ended September 30,

	2002			2001

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$105,534	$105,484	$87	$86,287	$86,287	$50
Costs and Expenses	101,571	101,553	55	82,487	82,450	87

Earnings (Loss) From Continuing Operations Before Income Taxes	3,963	3,931	32	3,800	3,837	(37)
Income Taxes	779	779	—	418	418	—

Net Earnings (Loss) From Continuing Operations	3,184	3,152	32	3,382	3,419	(37)

Discontinued Operations:
Income From Discontinued Operations (Including Gain on Sale of $281)	423	423	—	—	—	—

Net Earnings (Loss)	$3,607	$3,575	$32	$3,382	$3,419	$(37)

Net Earnings Allocable to Limited Partners		$3,575			$3,419

Earnings (Loss) Per Unit/Share		$14.86	$32		$15.63	$(37)

Weighted-Average Units/Shares Outstanding		240,591	1,000		218,785	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Operations
(Dollars in thousands, except per unit/share data)
(unaudited)

	For the Six Months Ended September 30,

	2002			2001

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Revenues	$195,437	$195,337	$175	$170,242	$169,632	$710
Costs and Expenses	192,240	192,184	131	163,076	163,005	171

Earnings From Continuing Operations Before Income Taxes	3,197	3,153	44	7,166	6,627	539
Income Taxes	309	309	—	709	709	—

Net Earnings From Continuing Operations	2,888	2,844	44	6,457	5,918	539

Discontinued Operations:
Income From Discontinued Operations (Including Gain on Sale of $281)	416	416	—	—	—	—

Net Earnings	$3,304	$3,260	$44	$6,457	$5,918	$539

Net Earnings Allocable to Limited Partners		$3,260			$5,918

Earnings Per Unit/Share		$13.55	$44		$27.05	$539

Weighted-Average Units/Shares Outstanding		240,591	1,000		218,785	1,000

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Balance Sheets
(Dollars in thousands)

	September 30, 2002*			March 31, 2002**

		Centex			Centex
		Development	3333		Development
		Company,	Holding		Company,	3333 Holding
		L.P.	Corporation		L.P.	Corporation
		and	and		and	and
	Combined	Subsidiaries	Subsidiary	Combined	Subsidiaries	Subsidiary

Assets
Cash and Cash Equivalents	$32,196	$32,182	$14	$22,538	$22,529	$9
Accounts Receivable	5,174	9,358	143	7,481	11,778	71
Inventories	463,825	463,825	—	440,825	440,825	—
Investments-
Commercial Properties, net	135,391	135,391	—	121,290	121,290	—
Real Estate Joint Ventures	4,378	4,378	—	5,353	5,353	—
Affiliate	—	—	1,190	—	—	1,191
Assets Held for Sale	16,498	16,498	—	17,774	17,774	—
Property and Equipment, net	3,423	3,423	—	3,212	3,212	—
Other Assets-
Goodwill, net	30,435	30,435	—	27,799	27,799	—
Deferred Charges and Other	23,441	21,659	1,782	22,164	20,393	1,771

	$714,761	$717,149	$3,129	$668,436	$670,953	$3,042

Liabilities, Stockholders’ Equity and Partners’ Capital
Accounts Payable and Accrued Liabilities	$123,963	$123,885	$4,453	$115,377	$115,384	$4,410
Liabilities Related to Assets Held for Sale	12,249	12,249	—	13,771	13,771	—
Notes Payable	296,291	296,291	—	277,141	277,141	—

Total Liabilities	432,503	432,425	4,453	406,289	406,296	4,410

Stockholders’ Equity and Partners’ Capital	282,258	284,724	(1,324)	262,147	264,657	(1,368)

	$714,761	$717,149	$3,129	$668,436	$670,953	$3,042

*   Unaudited
** Condensed from audited financial statements.
See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Condensed Combining Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended September 30,

	2002			2001

		Centex			Centex
		Development			Development
		Company, L.P.	3333 Holding		Company, L.P.	3333 Holding
		and	Corporation		and	Corporation
	Combined	Subsidiaries	and Subsidiary	Combined	Subsidiaries	and Subsidiary

Cash Flows — Operating Activities
Net Earnings	$3,304	$3,260	$44	$6,457	$5,918	$539
Adjustments:
Depreciation and Amortization	3,064	3,064	—	1,939	1,939	—
Equity in Earnings from Joint Ventures	(575)	(575)	—	(203)	(203)	—
Decrease (Increase) in Receivables	2,617	2,689	(72)	6,427	6,427	—
Decrease in Notes Receivable	—	—	—	5	5	—
Decrease (Increase) in Inventories	12,747	12,747	—	(72,974)	(74,202)	1,228
Increase in Commercial Properties	(21,255)	(21,255)	—	(14,559)	(14,559)	—
Increase in Other Assets	(1,692)	(1,681)	(11)	(4,882)	(4,882)	—
(Decrease) Increase in Payables and Accruals	(3,534)	(3,578)	44	22,548	24,375	(1,827)

	(5,324)	(5,329)	5	(55,242)	(55,182)	(60)

Cash Flows — Investing Activities
Decrease (Increase) in Advances to Joint Ventures and Investment in Affiliate	1,550	1,550	—	(4,933)	(4,933)	—
(Increase) Decrease in Property and Equipment, net	(197)	(197)	—	141	80	61

	1,353	1,353	—	(4,792)	(4,853)	61

Cash Flows — Financing Activities
Increase in Notes Payable	11,807	11,807	—	65,310	65,310	—
Issuance of Class C Units	—	—	—	10,500	10,500	—

	11,807	11,807	—	75,810	75,810	—

Effect of Exchange Rate Changes On Cash	1,822	1,822	—	416	416	—

Net Increase In Cash	9,658	9,653	5	16,192	16,191	1
Cash at Beginning of Period	22,538	22,529	9	3,034	3,029	5

Cash at End of Period	$32,196	$32,182	$14	$19,226	$19,220	$6

See Notes to Condensed Combining Financial Statements.

Transactions between Centex Development Company, L.P. and Subsidiaries and 3333 Holding Corporation and Subsidiary have been eliminated.

3333 Holding Corporation and Subsidiary
and Centex Development Company, L.P. and Subsidiaries
Notes to Condensed Combining Financial Statements
September 30, 2002
(Dollars in thousands, except per share data)
(unaudited)

(A) BASIS OF PRESENTATION

     The condensed combining interim financial statements include the accounts of 3333 Holding Corporation (“Holding”) and subsidiary and Centex Development Company, L.P. (the “Partnership”) and subsidiaries (collectively, the “Companies”) after elimination of all significant intercompany balances and transactions. These statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

     In the opinion of the Companies, all adjustments (consisting of normal, recurring accruals) necessary to present fairly the information in the condensed combining financial statements of the Companies have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The Companies suggest that these condensed combining financial statements be read in conjunction with the financial statements and the notes thereto included in the Companies’ latest Annual Report on Form 10-K.

(B) ORGANIZATION

     The Partnership is a master limited partnership formed by Centex Corporation (“Centex”) in March 1987 to broaden the range of business activities that may be conducted for the benefit of Centex’s stockholders to include general real estate development. Centex believed that this expansion would improve stockholder value through longer-term real estate investments, real estate developments and the benefits of the partnership form of business. Because the real estate development business generally requires a longer time horizon to maximize value than Centex’s core homebuilding operations and typically involves substantial acquisition and development indebtedness, Centex concluded that this new line of business could best be conducted through the Partnership, an independent, publicly-traded entity that is not consolidated with Centex for financial reporting purposes.

     The Partnership is authorized to issue three classes of limited partnership interest. Centex indirectly holds 100% of the Partnership’s Class A and Class C limited partnership units (“Class A Units” and “Class C Units,” respectively), which are collectively convertible into 20% of the Partnership’s Class B limited partnership units (“Class B Units”). The Partnership may issue additional Class C Units in connection with the acquisition of real property and other assets. No Class B Units have been issued. However, the stockholders of Centex hold warrants to purchase approximately 80% of the Class B Units. The warrants are held through a nominee arrangement and trade in tandem with the common stock of Centex.

     As holder of the Class A and Class C Units, Centex is entitled to a cumulative preferred return of 9% per annum on the average outstanding balance of its capital contributions to the Partnership, adjusted for cash and other distributions representing return of capital. As of September 30, 2002, these adjusted capital contributions, or Unrecovered Capital, were $241.1 million and preference payments in arrears totaled $52.2 million. The Partnership has made no preference payments since fiscal 1998.

     The Partnership is managed by its general partner, 3333 Development Corporation, a wholly-owned subsidiary of Holding. The common stock of Holding is held by the stockholders of Centex through a nominee arrangement and trades in tandem with the common stock of Centex. The stockholders of Centex elect the four-person board of directors of Holding, three of whom are independent outside directors who are not directors, affiliates or employees of Centex. Thus, through Holding, the stockholders of Centex control the general partner of the Partnership. The general partner, through its independent board and the independent board of Holding, including its non-executive Chairman, oversees the Partnership’s activities, including the acquisition, development, maintenance, operation and sale of properties. Consent of the limited partners for the activities of the Partnership is not required, and the limited partners cannot remove the general partner. As a result, Centex accounts for its limited partnership interest in the Partnership using the equity method of accounting for investments.

     See Note (G) to the consolidated financial statements of Centex included elsewhere in this Report for supplementary condensed combined financial statements for Centex and subsidiaries, Holding and subsidiary, and the Partnership and subsidiaries.

(C) STATEMENTS OF COMBINING CASH FLOWS — SUPPLEMENTAL DISCLOSURES

	For the Three Months
	Ended September 30,

	2002	2001

Total Interest Incurred	$4,296	$3,888
Interest Capitalized	(1,459)	(1,251)

Interest Expense	$2,837	$2,637

	For the Six Months
	Ended September 30,

	2002	2001

Total Interest Incurred	$8,830	$7,074
Interest Capitalized	(2,615)	(2,846)

Interest Expense	$6,215	$4,228

     Cash payments made for interest were $4.2 million and $4.0 million for the three months ended September 30, 2002 and 2001, respectively. Cash payments made for interest were $8.6 million and $7.1 million for the six months ended September 30, 2002 and 2001, respectively. Land assets acquired by the Partnership for Class C limited partnership units during the six months ended September 30, 2002 and 2001 totaled zero and $5.3 million, respectively.

(D) RELATED PARTY TRANSACTIONS

     At September 30, 2002 and March 31, 2002, Centex Homes had $9.1 million deposited with the Partnership as option deposits for the purchase of land. Centex Homes also entered into agreements to reimburse the Partnership for certain costs and fees incurred by the Partnership in the purchase and ownership of these tracts of land. During the six months ended September 30, 2002, Centex Homes paid $1.6 million to the Partnership in fees and reimbursements pursuant to these agreements and $24.1 million for the purchase of residential lots. Centex Homes expects to pay an additional $38.6 million to the Partnership to complete the purchase of these tracts of land over the next three years.

     Construction Services has executed contracts with the Partnership for the construction of two industrial facilities. Contracts in progress totaled $4.6 million and $15.0 million at September 30, 2002 and March 31, 2002, respectively. During the six months ended September 30, 2002 and 2001, the Partnership paid $4.7 million and $0.3 million, respectively, to Construction Services pursuant to these contracts.

(E) COMPREHENSIVE INCOME

     A summary of comprehensive income for the three and six months ended September 30, 2002 and 2001 is presented below:

	For the Three Months
	Ended September 30,

	2002	2001

Net Earnings	$3,607	$3,382
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,660	7,450
Unrealized Loss on Hedging Instruments	(592)	—

Comprehensive Income	$6,675	$10,832

	For the Six Months
	Ended September 30,

	2002	2001

Net Earnings	$3,304	$6,457
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	17,633	8,004
Unrealized Loss on Hedging Instruments	(826)	—

Comprehensive Income	$20,111	$14,461

(F) STOCKHOLDERS’ EQUITY

     A summary of changes in stockholders’ equity is presented below:

		Centex Development Company			3333 Holding Corporation
		L.P. and Subsidiaries			and Subsidiary

		Class B	General	Limited		Capital in	Retained
		Unit	Partner's	Partner's	Stock	Excess of	Earnings
	Combined	Warrants	Capital	Capital	Warrants	Par Value	(Deficit)

Balance at March 31, 2002	$262,147	$500	$1,142	$263,015	$1	$800	$(2,169)
Net Earnings	3,304	—	—	3,260	—	—	44
Accumulated Other
Comprehensive Income:
Foreign Currency Translation Adjustments	17,633	—	—	17,633	—	—	—
Unrealized Loss on Hedging Instruments	(826)	—	—	(826)	—	—	—

Balance at September 30, 2002	$282,258	$500	$1,142	$283,082	$1	$800	$(2,125)

(G) BUSINESS SEGMENTS

     The Companies operate in four principal business segments: International Home Building, Commercial Development, Multi-Family Communities and Corporate-Other. All of the segments, except for International Home Building, operate in the United States. International Home Building’s accounting policies are the same as those described in the summary of significant accounting policies in the Companies’ latest Annual Report on Form 10-K.

     International Home Building acquires and develops residential properties and constructs single and multi-family housing units in the United Kingdom. Commercial Development develops office, industrial, retail and mixed-use projects, for sale and for investment. Multi-Family Communities develops multi-family projects, which it markets for sale during the development period. Corporate-Other is involved in the acquisition and disposition of land and other assets of the Partnership not identified with another specific business segment.

	For the Three Months Ended September 30, 2002

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$94,426	$7,716	$116	$3,276	$105,534
Cost of Sales	(81,979)	(859)	—	(3,015)	(85,853)
Selling, General & Administrative Expenses	(7,592)	(4,011)	(662)	(742)	(13,007)
Interest Expense	(683)	(1,864)	—	(164)	(2,711)

Earnings (Loss) from Continuing Operations Before Income Taxes	4,172	982	(546)	(645)	3,963
Earnings from Discontinued Operations Before Income Taxes	—	423	—	—	423

Earnings (Loss) Before Income Taxes	$4,172	$1,405	$(546)	$(645)	$4,386

	For the Three Months Ended September 30, 2001

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$68,376	$17,201	$—	$710	$86,287
Cost of Sales	(58,378)	(11,330)	—	(707)	(70,415)
Selling, General & Administrative Expenses	(5,816)	(2,574)	(645)	(400)	(9,435)
Interest Expense	(971)	(1,666)	—	—	(2,637)

Earnings (Loss) Before Income Taxes	$3,211	$1,631	$(645)	$(397)	$3,800

	For the Six Months Ended September 30, 2002

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$155,426	$13,771	$458	$25,782	$195,437
Cost of Sales	(135,744)	(1,134)	(78)	(24,100)	(161,056)
Selling, General & Administrative Expenses	(14,703)	(7,316)	(1,291)	(1,911)	(25,221)
Interest Expense	(1,177)	(3,834)	—	(952)	(5,963)

Earnings (Loss) from Continuing Operations Before Income Taxes	3,802	1,487	(911)	(1,181)	3,197
Earnings from Discontinued Operations Before Income Taxes	—	416	—	—	416

Earnings (Loss) Before Income Taxes	$3,802	$1,903	$(911)	$(1,181)	$3,613

	For the Six Months Ended September 30, 2001

	Int'l Home	Commercial	Multi-Family	Corporate-
	Building	Development	Communities	Other	Total

Revenues	$124,539	$21,311	$23,621	$771	$170,242
Cost of Sales	(106,579)	(11,177)	(21,682)	(707)	(140,145)
Selling, General & Administrative Expenses	(11,405)	(5,092)	(1,204)	(1,002)	(18,703)
Interest Expense	(971)	(3,257)	—	—	(4,228)

Earnings (Loss) Before Income Taxes	$5,584	$1,785	$735	$(938)	$7,166

(H) GOODWILL

     The Partnership’s International Home Building segment carries all of the Partnership’s goodwill, which arose from the April 15, 1999 acquisition of all of the voting shares of Fairclough Homes Group Limited, a British homebuilder (“Fairclough”). The carrying amount of goodwill was $30.4 million and $27.8 million at September 30, 2002 and March 31, 2002, respectively. The increase during the six months ended September 30, 2002 reflects the impact of foreign currency translation adjustments.

(I) DERIVATIVES AND HEDGING

     The Partnership is exposed to the risk of interest rate fluctuations on its debt obligations. As part of its strategy to manage the obligations that are subject to changes in interest rates, the Partnership has entered into an interest rate swap agreement, designated as a cash flow hedge, on a portion of its debt. The swap agreement is recorded at its fair value in Other Assets or Accrued Liabilities in the condensed combining balance sheets. To the extent the hedging relationship is effective, fluctuations in the fair value of the derivative are deferred as a component of Accumulated Other Comprehensive Income. Fluctuations in the fair value of the ineffective portion of the derivative would be reflected in the current period earnings. During the three and six months ended September 30, 2002 there was no hedge ineffectiveness related to this derivative.

     This swap expires in March 2004. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. As of September 30, 2002, the Accumulated Other Comprehensive Loss was $625 thousand ($438 thousand net of tax).

(J) STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective for the Companies beginning April 1, 2002.

     Due to the adoption of SFAS 144, the Companies now report assets identified subsequent to March 31, 2002 as held for sale (as defined by SFAS 144), if any, and any such assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included as discontinued operations in the statements of operations. Those assets identified as held for sale prior to April 1, 2002, and any such assets sold subsequent to March 31, 2002, are reported in continuing operations.

(K) INVESTMENTS IN CERTAIN JOINT VENTURES

     The Partnership conducts certain operations through its participation in joint ventures in which the Partnership holds less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $22.9 million as of September 30, 2002 and $16.1 million as of March 31, 2002. The Partnership’s liability for the obligations of these non-consolidated joint ventures is limited to approximately $3.1 million as of September 30, 2002.

(L) COMMITMENTS AND CONTINGENCIES

     As of September 30, 2002, the Partnership had remaining commitments of approximately $21.8 million on construction contracts.

     To obtain construction financing for projects being developed by its subsidiaries, the Partnership is often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, the Partnership, in some instances, also has issued demand notes made payable to its subsidiaries of up to 20% of the construction loan commitment amount. The subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of September 30, 2002 the Partnership had issued demand notes totaling $1.6 million. In some instances, the Partnership has also executed partial recourse payment guarantees. At September 30, 2002 our subsidiaries had outstanding letters of credit of $0.7 million that primarily relate to development obligations of Multi-Family Communities.

     Subsidiaries of the Partnership have also obtained demand notes or letters of credit from Centex for up to 10% of the construction loan commitment amount. These demand notes or letters of credit have been pledged or endorsed to the lenders as additional collateral on the construction loans, and may be called only in the event of an uncured default by the Partnership. This additional collateral totals approximately $2.3 million as of September 30, 2002.

(M) SUBSEQUENT EVENTS

     Subsequent to the quarter ended September 30, 2002, the Partnership sold a 283,000 square foot industrial project in Tolleson, Arizona and a 40,000 square foot office project in Lewisville, Texas. Total proceeds of $19.5 million were used, in part, to repay construction financing of $13.5 million.

(N) RECLASSIFICATIONS

     Certain prior year balances have been reclassified to be consistent with the September 30, 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On a combined basis, our revenues were $105.5 million for the three months ended September 30, 2002, a 22.2% increase over our revenues of $86.3 million for the same period last year. On a combined basis, our revenues were $195.4 million for the six months ended September 30, 2002, a 14.8% increase over our revenues of $170.2 million for the same period last year. The revenue increase is primarily related to Corporate-Other’s sale of residential lots to Centex Homes and an increase in International Home Building’s unit closings and average unit sales price. However, the revenue increase was offset by a decline in Commercial Development’s and Multi-Family Communities’ sales revenues. Revenues from residential lot sales, multi-family project sales and commercial project sales can vary significantly from period to period.

     Our operating earnings for the three months ended September 30, 2002 were $4.0 million compared to operating earnings of $3.8 million for the same period last year, and our net earnings from continuing operations were $3.2 million compared to net earnings of $3.4 million for the same period last year. Our operating earnings for the six months ended September 30, 2002 were $3.2 million compared to operating earnings of $7.2 million for the same period last year, and our net earnings from continuing operations were $2.9 million compared to net earnings of $6.5 million for the same period last year. The increase in operating earnings and net earnings from continuing operations for the three months ended September 30, 2002 is primarily related to an increase in International Home Building’s unit closings and average unit sales price, offset by a decline in operating margins and an increase in general and administrative expenses across almost all segments. The decline in operating earnings and net earnings from continuing operations for the six months ended September 30, 2002 is primarily related to a decline in International Home Building’s operating margins and a decline in Multi-Family Communities’ earnings from property sales.

     Our net earnings from discontinued operations for the three and six months ended September 30, 2002 were $423 thousand and $416 thousand, respectively. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for us beginning April 1, 2002, we now report assets as discontinued operations if such assets are held for sale (as defined by SFAS 144), or if such assets sold in the current period. We sold one of these properties during the three months ending September 30, 2002, and sold the other two properties subsequent to September 30, 2002. All three of these properties were under development as of September 30, 2001, and thus did not generate net earnings during the three or six months ended September 30, 2001.

     Any reference herein to we, us or our includes 3333 Holding Corporation and subsidiary and Centex Development Company, L.P. and subsidiaries.

INTERNATIONAL HOME BUILDING

     The following summarizes International Home Building’s results for the three and six months ended September 30, 2002 compared to the same periods last year (dollars in thousands, except per unit data):

	For the Three Months Ended September 30,

	2002		2001

Revenues — Home Building	$90,585	95.9%	$64,578	94.4%
Revenues — Land Sales & Other	3,841	4.1%	3,798	5.6%
Cost of Sales — Home Building	(78,159)	(82.9%)	(55,358)	(81.0%)
Cost of Sales — Land Sales	(3,820)	(4.0%)	(3,020)	(4.4%)
General and Administrative Expenses	(7,592)	(8.0%)	(5,816)	(8.5%)

Operating Earnings	4,855	5.1%	4,182	6.1%
Interest	(683)	(0.7%)	(971)	(1.4%)

Earnings Before Income Taxes	$4,172	4.4%	$3,211	4.7%

Units Closed	383		315
% Change	21.6%		5.7%
Unit Sales Price	$236,514		$205,010
% Change	15.4%		2.3%
Operating Earnings Per Unit	$12,676		$13,276
% Change	(4.5%)		335.7%
Backlog Units	672		446
% Change	50.7%		35.6%

	For the Six Months Ended September 30,

	2002		2001

Revenues — Home Building	$151,557	97.5%	$120,741	97.0%
Revenues — Land Sales & Other	3,869	2.5%	3,798	3.0%
Cost of Sales — Home Building	(131,924)	(84.9%)	(103,559)	(83.1%)
Cost of Sales — Land Sales	(3,820)	(2.4%)	(3,020)	(2.4%)
General and Administrative Expenses	(14,703)	(9.5%)	(11,405)	(9.2%)

Operating Earnings	4,979	3.2%	6,555	5.3%
Interest	(1,177)	(0.8%)	(971)	(0.8%)

Earnings Before Income Taxes	$3,802	2.4%	$5,584	4.5%

Units Closed	652		614
% Change	6.2%		2.7%
Unit Sales Price	$232,449		$196,647
% Change	18.2%		(5.1%)
Operating Earnings Per Unit	$7,637		$10,676
% Change	(28.5%)		55.7%
Backlog Units	672		446
% Change	50.7%		35.6%

     International Home Building’s revenues for the three months ended September 30, 2002 increased by $26.0 million from revenues for the same period last year. This increase is comprised of $9.9 million from an increase in the average unit sales price, and $16.1 million from an increase in units closed. Home sales totaled 383 units during the three months ended September 30, 2002, compared to 315 units during the same period in the preceding year, representing a 21.6% increase. International Home Building’s revenues for the six months ended September 30, 2002 increased by $30.9 million from revenues for the same period last year. This increase is primarily comprised of $22.0 million from an increase in the average unit sales price and $8.8 million from an increase in units closed. Home sales totaled 652 units during the six months ended September 30, 2002, compared to 614 units during the same period in the preceding year, representing a 6.2% increase.

     International Home Building’s cost of sales as a percentage of revenues increased 1.5% for the three months ended September 30, 2002 and increased 1.8% for the six months ended September 30, 2002, compared to the same periods last year, primarily due to cost overruns, liquidation of remaining units in completed neighborhoods at discounted prices, which resulted in lower margins, and increases in labor costs caused by a shortage of skilled labor.

     International Home Building’s general and administrative expenses as a percentage of revenues decreased 0.5% and increased 0.3%, respectively, for the three and six months ended September 30, 2002 compared to the same periods last year, primarily due to increased revenues, offset by the addition of personnel.

     International Home Building’s financial statements are affected by fluctuations in exchange rates. International Home Building, whose functional currency is the British pound sterling, translates its financial statements into U.S. dollars. Income statement accounts are translated using the average exchange rate for the period, except for significant, non-recurring transactions that are translated at the rate in effect as of the date of the transaction. For the three months ending September 30, 2002 and 2001, respectively, the average exchange rate used for translation was 1.55 and 1.44, representing an increase of 7.7%. For the six months ending September 30, 2002 and 2001, respectively, the average exchange rate used for translation was 1.51 and 1.43, representing an increase of 5.3% over the prior year.

     The backlog of homes sold but not closed at September 30, 2002 was 672 units, 50.7% more than the 446 units at the same point in the preceding year.

COMMERCIAL DEVELOPMENT

     The following summarizes Commercial Development’s results for the three and six months ended September 30, 2002, compared to the same periods last year (dollars and square feet in thousands):

	For the Three Months Ended
	September 30,

	2002	2001

Sales Revenues	$1,610	$12,502
Rental Income and Other Revenues	6,106	4,699
Cost of Sales	(859)	(11,330)
Selling, General and Administrative Expenses	(2,387)	(1,661)
Interest	(1,864)	(1,666)

Operating Earnings before Depreciation	2,606	2,544
Depreciation	(1,624)	(913)

Operating Earnings	982	1,631
Earnings from Discontinued Operations	423	—

Earnings Before Income Taxes	$1,405	$1,631

Operating Square Footage at September 30	2,952	1,754

	For the Six Months Ended
	September 30,

	2002	2001

Sales Revenues	$2,335	$12,502
Rental Income and Other Revenues	11,436	8,809
Cost of Sales	(1,134)	(11,177)
Selling, General and Administrative Expenses	(4,806)	(3,428)
Interest	(3,834)	(3,257)

Operating Earnings before Depreciation	3,997	3,449
Depreciation	(2,510)	(1,664)

Operating Earnings	1,487	1,785
Earnings from Discontinued Operations	416	—

Earnings Before Income Taxes	$1,903	$1,785

Operating Square Footage at September 30	2,952	1,754

Commercial Development’s operations during the six months ended September 30, 2002 included:

•	sale of three pad sites at the Vista Ridge retail project in Lewisville, Texas;

•	completion of shell construction for a 223,000 square foot industrial building in Grand Prairie, Texas;

•	completion of shell construction for a 58,000 square foot retail center in Lewisville, Texas; and

•	completion of a 40,000 square foot office project in Lewisville, Texas.

     Commercial Development's discontinued operations during the six months ended September 30, 2002 include a 40,000 square foot industrial building in Oxnard, California, which was sold during the three months ended September 30, 2002; a 40,000 square foot office project in Lewisville, Texas, which was sold subsequent to September 30, 2002; and a 283,000 square foot industrial project in Tolleson, Arizona, which was sold subsequent to September 30, 2002.

     Sales revenues and cost of sales for fiscal 2003 reflect the sale of the pad sites and the industrial project referred to above. Sales revenues and cost of sales for fiscal 2002 reflect the sale of two industrial projects and approximately two acres of land. Rental income and other revenues; selling, general and administrative expenses; interest expense and depreciation increased for the three and six months ended September 30, 2002 compared to the same periods in the preceding year as a result of the increase in the square footage of our operating properties since September 30, 2001.

	September 30, 2002		September 30, 2001

	(000's)	Weighted	(000's)	Weighted
	Rentable	Average	Rentable	Average
	Sq. Ft.	Occupancy	Sq. Ft.	Occupancy

Operating Properties
Industrial	2,292	80.8%	1,269	97.0%
Office/Medical	602	82.0%	485	96.9%
Retail	58	63.4%	—	—

	2,952	80.7%	1,754	97.0%

	(000's)		(000's)
	Rentable		Rentable
	Sq. Ft.		Sq. Ft.

Projects Under Construction
Industrial	155		869
Office/Medical	—		116
Retail	136		136

	291		1,121

MULTI-FAMILY COMMUNITIES

     The following summarizes the results of Multi-Family Communities for the three and six months ended September 30, 2002, compared to the same periods last year (dollars in thousands):

	For the Three Months Ended
	September 30,

	2002	2001

Revenues	$116	$—
Cost of Sales	—	—
Selling, General and Administrative Expenses	(662)	(645)

Operating Loss	$(546)	$(645)

	For the Six Months Ended
	September 30,

	2002	2001

Revenues	$458	$23,621
Cost of Sales	(78)	(21,682)
Selling, General and Administrative Expenses	(1,291)	(1,204)

Operating (Loss) Earnings	$(911)	$735

     During the six months ended September 30, 2002, Multi-Family Communities’ revenues consisted of development fees and an earn-out payment related to the prior sale of a 382-unit rental apartment complex in St. Petersburg, Florida. During the six months ended September 30, 2001, Multi-Family Communities closed on the sale of a 400-unit apartment complex in Grand Prairie, Texas.

     As of September 30, 2002, Multi-Family Communities owns 984 rental apartment units under construction in Florida and Texas and is developing an additional 336 rental apartment units in Texas for unaffiliated owners. Multi-Family Communities is also redeveloping a 21-acre site in downtown Saint Paul, Minnesota, into a mixed-use project containing “for sale” and “for rent” housing units and related retail.

CORPORATE-OTHER

     The following summarizes the results of Corporate-Other for the three and six months ended September 30, 2002, compared to the same periods last year (dollars in thousands):

	For the Three Months Ended
	September 30,

	2002	2001

Revenues	$3,276	$710
Cost of Sales	(3,015)	(707)
Selling, General and Administrative Expenses	(742)	(400)
Interest Expense	(164)	—

Operating Loss	$(645)	$(397)

	For the Six Months Ended
	September 30,

	2002	2001

Revenues	$25,782	$771
Cost of Sales	(24,100)	(707)
Selling, General and Administrative Expenses	(1,911)	(1,002)
Interest Expense	(952)	—

Operating Loss	$(1,181)	$(938)

     Our Corporate-Other segment acquires and disposes of land and other assets that are not identified with another specific business segment. Revenues and cost of sales for the three and six months ended September 30, 2002 relate primarily to the sale of residential lots to Centex Homes. Revenues and cost of sales for the three and six months ended September 30, 2001 relate primarily to sales of residential lots to Centex Homes and an unaffiliated third party.

     Selling, general and administrative expenses increased 85.5% and 90.7% for the three and six months ended September 30, 2002 compared to the same periods last year, primarily due to the addition of internal legal and marketing personnel and increased real estate taxes related to Corporate-Other’s real estate holdings. Interest expense for the three and six months ended September 30, 2002 also relates to these residential lots.

LIQUIDITY AND CAPITAL RESOURCES

     We finance land acquisition and development activities primarily from financial institution borrowings, equity contributions from third-party investors in project-specific joint ventures, seller financing, issuance of Class C limited partnership units to Centex affiliates and cash flow from operations, which is comprised largely of proceeds from the sale of real estate and operating projects.

     We typically finance properties under development through short-term variable and fixed-rate secured construction loans, and to a limited extent depending on the timing of the project construction, cash flow from operations. Construction loans totaled $95.3 million at September 30, 2002. As properties are completed, we either sell the properties or refinance the properties with long-term fixed-rate debt. The proceeds from a sale or refinancing are used to repay the construction financing. Under the terms of various construction loan agreements, we are required to maintain certain minimum liquidity and net worth levels. At September 30, 2002, we were in compliance with these covenants.

     Permanent commercial project loans outstanding at September 30, 2002 totaled $75.7 million compared to $74.8 million at September 30, 2001. The project loans are collateralized by completed commercial properties and have original terms ranging from ten to twenty-two years with fixed interest rates ranging from 6.92% to 8.72%.

     No new seller-financed land loans were obtained during the quarters ended September 30, 2002 and 2001. Outstanding balances on seller-financed loans at September 30, 2002 totaled $38.9 million, with terms of up to three years and fixed interest rates ranging from 8.00% to 9.50%.

     The International Home Building segment has secured a revolving bank credit facility of 100 million in British pounds sterling. This facility expires in March 2004. Advances under this facility totaled £64.0 million, or $99.9 million, at September 30, 2002. Under the terms of this facility, the International Home Building segment is required to maintain certain leverage and interest coverage ratios and a minimum tangible net worth. At September 30, 2002 the International Home Building segment was in compliance with all of these covenants.

     No new Class C units were issued during the quarter ended September 30, 2002.

     We believe that the revenues, earnings, and liquidity from the sale of single-family homes, land sales, the sale and permanent financing of development projects and issuance of Class C units will be sufficient to provide the necessary funding for our current and future needs.

CERTAIN OFF-BALANCE-SHEET AND OTHER OBLIGATIONS

     The following is a summary of certain off-balance-sheet arrangements and other obligations and their possible effects on our liquidity and capital resources.

Joint Ventures

     We conduct certain operations through our participation in joint ventures in which we hold less than a majority interest. These non-consolidated joint ventures had total debt outstanding of approximately $22.9 million as of September 30, 2002 and $16.1 million as of March 31, 2002. Our liability for the obligations of these non-consolidated joint ventures is limited to approximately $3.1 million as of September 30, 2002.

Letters of Credit, Guarantees and Leases

     At September 30, 2002 we had outstanding performance bonds and bank guarantees of $31.5 million that relate to projects undertaken by International Home Building and development obligations of International Home Building.

     To obtain construction financing for commercial and multi-family projects being developed by our subsidiaries, we are often required to guarantee, for the benefit of the construction lender, the completion of the project. To further guarantee the completion of the project and the payment of the construction loan obligations, we, in some instances, also have issued demand notes made payable to our subsidiaries of up to 20% of the construction loan commitment amount. Our subsidiaries then pledge the demand notes to the lenders as a form of additional collateral on the construction loans. The demand notes are payable only in the event of default on the construction loans. As of September 30, 2002 we had issued demand notes totaling $1.6 million. In some instances, we have also executed partial recourse payment guarantees. At September 30, 2002 our subsidiaries had outstanding letters of credit of $0.7 million that primarily relate to development obligations of Multi-Family Communities.

     We expect that our subsidiaries will satisfy their loan and other contractual obligations in the ordinary course of business and in accordance with applicable contractual terms. As that occurs, our liability exposure will be decreased and, eventually, we will not have any continuing obligations with respect to these projects.

     We have no material capital or operating leases.

FORWARD-LOOKING STATEMENTS

     Various sections of this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when we are discussing our beliefs, estimates, or expectations. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecasted in these forward-looking statements. The principal risks and uncertainties that may affect the actual performance and results of operations of the Companies include the following:

•	general economic conditions and interest rates in the United States and the United Kingdom;

•	the cyclical nature of the businesses of the Companies;

•	adverse weather;

•	changes in property taxes;

•	changes in federal income tax laws;

•	governmental regulation;

•	changes in governmental and public policy;

•	changes in economic conditions specific to any one or more of the markets and businesses of the Companies;

•	competition;

•	availability of raw materials; and

•	unexpected operations difficulties.

     Other risks and uncertainties may also affect the outcome of the actual performance and results of operations of the Companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Companies’ market risk from March 31, 2002. For further information regarding the Companies’ market risk, refer to the Companies’ Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures

     An evaluation has been performed under the supervision and with the participation of the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2002. Based on that evaluation, the management of 3333 Holding Corporation and of Centex Development Company, L.P. (through its general partner, 3333 Holding Corporation), including the Chief Executive Officer and Chief Financial Officer of both 3333 Holding Corporation and 3333 Development Corporation, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     On July 18, 2002, we held our Annual Meeting of Stockholders. At the Annual Meeting, Josiah O. Low, III, David M. Sherer, Stephen M. Weinberg and Roger O. West were elected as directors to serve for a one-year term until the 2003 Annual Meeting. Voting results for these nominees are summarized as follows:

	Number of Shares

	For	Against

Josiah O. Low, III	718	5
David M. Sherer	718	5
Stephen M. Weinberg	718	5
Roger O. West	718	5

Item 6. Exhibits and Reports on Form 8-K

(3)	Exhibits

	10.1	Supplemental Agreement dated September 4, 2002, relating to a £100,000,000 Credit Agreement between Fairclough Homes Group Limited and related companies and The Royal Bank of Scotland, PLC, as facility agent.

(4)	Reports on Form 8-K

Current Joint Report on Form 8-K of Centex Corporation, 3333 Holding Corporation and Centex Development Company, L.P. dated August 13, 2002, furnishing the certification of the Chief Executive Officer and the Chief Financial Officer of 3333 Holding Corporation and the certification of the Chief Executive Officer and the Chief Financial Officer of 3333 Development Corporation, as the general partner of Centex Development Company, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3333 HOLDING CORPORATION

Registrant

November 12, 2002	/s/ Todd D. Newman

Todd D. Newman Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, 3333 Development Corporation, as general partner of, and on behalf of the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTEX DEVELOPMENT COMPANY, L.P.

Registrant By 3333 Development Corporation General Partner

November 12, 2002	/s/ Todd D. Newman

Todd D. Newman Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Certifications

I, Stephen M. Weinberg, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of 3333 Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Stephen M. Weinberg
Stephen M. Weinberg
Chief Executive Officer

Certifications

I, Todd D. Newman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of 3333 Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Todd D. Newman
Todd D. Newman
Chief Financial Officer

Certifications

I, Stephen M. Weinberg, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Development Company, L.P.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Stephen M. Weinberg
Stephen M. Weinberg
Chief Executive Officer of 3333 Development Corporation,
General Partner of Centex Development Company, L.P.

Certifications

I, Todd D. Newman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Centex Development Company, L.P.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Todd D. Newman
Todd D. Newman
Chief Financial Officer of 3333 Development Corporation,
General Partner of Centex Development Company, L.P.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Supplemental Agreement dated September 4, 2002, relating to a £100,000,000 Credit Agreement between Fairclough Homes Group Limited and related companies and The Royal Bank of Scotland, PLC, as facility agent.